Form 10QSB
period 2001-09-30
YI WAN GROUP INC
filed 2001-12-07
CIK 1157667

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   Commission File Number          0-33119

                             YI WAN GROUP, INC.
       (Exact name of registrant as specified in its amended charter)

            Florida                                        33-0960062
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                    24 Jian Guo Men Wai Road, Suite 1802
                           Jingtai Building 100022
                             Beijing, P.R. China
                  (Address of principal executive offices)

                               86-01-6515-6373
                        Registrant's telephone number

---------------------------------------------------------------------------
       (Former name, former address and former fiscal year if changed since last report)

Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)   has been subject to such filing requirements for the past 90 days.
      Yes [ ]      No[X]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

    Date                         Class                   Shares Outstanding
  12/07/01                    Common Stock                   16,256,250

YI WAN GROUP, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements -

         Consolidated balance sheets as of                                2
         September 30, 2001 (unaudited) and December 31, 2000

         Consolidated statements of operations                            3
         (unaudited) for the three and nine months ended
         September 30, 2001 and 2000

         Consolidated statements of shareholders'                         4
         equity for the nine months ended
         September 30, 2001 and 2000

         Consolidated statements of cash flows                            5
         (unaudited) for the nine months ended
         September 30, 2001 and 2000

         Notes to consolidated financial statements (unaudited)           6

Item 2.  Management's Discussion and Analysis of Financial               14
         Condition and Results of Operations


PART II  OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                       17

Item 6.  Exhibits and reports on Form 8 K                                17

SIGNATURES                                                               17

                     YI WAN GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (See Accountants' Review Report)

                                 A S S E T S

                                                   September 30,     December 31,
                                                       2001             2000
                                                   -------------     ------------
                                                    (Unaudited)       (Audited)

CURRENT ASSETS:
  Cash                                              $ 3,020,976      $ 2,077,002
  Accounts receivable, net of allowance
   for doubtful accounts of $8,200 for
   September 30, 2001 and December 31, 2000           1,118,731        1,097,388
  Due from related parties                            2,661,204        1,779,955
  Inventories                                           811,721          883,297
  Prepaid expenses                                           76            1,346
                                                    ----------------------------
      Total current assets                            7,612,708        5,838,988
                                                    ----------------------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net            17,996,685       18,918,251
                                                    ----------------------------

OTHER ASSETS:
  Intangible asset, net                               4,236,613        4,317,814
  Deferred tax asset                                     99,003           83,219
  Other non-current assets                              574,657          393,872
                                                    ----------------------------
  Total other assets                                  4,910,273        4,794,905
                                                    ----------------------------
      Total assets                                  $30,519,666      $29,552,144
                                                    ============================

     L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                                  $   336,198      $   310,626
  Accounts payable - related party                       10,788           10,799
  Accrued liabilities                                   648,920          692,869
  Wage and benefits payable                             298,546          306,401
  Sales tax payable                                     992,388        1,011,389
  Income taxes payable                                  881,809        1,202,564
  Due to shareholders                                   177,607          177,792
  Due to prior owners of joint ventures               8,965,445        9,936,210
  Notes payable                                          13,649           33,265
                                                    ----------------------------
      Total current liabilities                      12,325,350       13,681,915
                                                    ----------------------------

MINORITY INTEREST:                                    1,406,170        1,260,433
                                                    ----------------------------

SHAREHOLDERS' EQUITY:
  Common stock, no par value, authorized
   50,000,000 shares, 16,256,250 (unaudited)
   shares issued and outstanding at
   September 30, 2001, 16,006,250 shares
   issued and outstanding at December 31, 2001            5,078               78
  Paid-in-capital                                         9,723            5,556
  Statutory reserve                                   7,833,412        7,833,412
  Retained earnings                                   8,960,763        6,767,756
  Accumulated other comprehensive (loss) income         (20,830)           2,994
                                                    ----------------------------
      Total shareholders' equity                     16,788,146       14,609,796
                                                    ----------------------------
      Total liabilities and shareholders' equity    $30,519,666      $29,552,144
                                                    ============================

The accompanying notes are an integral part of this statement.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (See Accountants' Review Report)

                                                   THREE MONTHS                     NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                            --------------------------      ---------------------------
                                               2001            2000            2001             2000
                                               ----            ----            ----             ----
                                             Unaudited       Unaudited       Unaudited        Unaudited

NET SALES                                   $3,483,690      $3,709,236      $9,776,309      $10,464,260

COST OF SALES                                1,489,193       1,446,175       3,791,679        3,994,080
                                            -----------------------------------------------------------

GROSS PROFIT                                 1,994,497       2,263,061       5,984,630        6,470,180

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                    1,067,457         994,536       2,983,162        2,874,235
                                            -----------------------------------------------------------

INCOME FROM OPERATIONS                         927,040       1,268,525       3,001,468        3,595,945
                                            -----------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                7,104           5,256          18,747           13,883
  Other income (expense)                           712          15,163         (46,051)          14,091
                                            -----------------------------------------------------------

      Total other income (expense)               7,816          20,419         (27,304)          27,974
                                            -----------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND MINORITY INTEREST                         934,856       1,288,944       2,974,164        3,623,919

PROVISION FOR INCOME TAXES                     231,715         307,648         635,420          713,830
                                            -----------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                703,141         981,296       2,338,744        2,910,089

MINORITY INTEREST                              (22,825)        (74,730)       (145,737)        (228,014)
                                            -----------------------------------------------------------

NET INCOME                                     680,316         906,566       2,193,007        2,682,075

OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustment      (25,678)         (8,726)        (23,824)         (33,815)
                                            -----------------------------------------------------------

COMPREHENSIVE INCOME                        $  654,638      $  897,840      $2,169,183      $ 2,648,260
                                            ===========================================================

Earnings per share, basic and diluted       $     0.04      $     0.06      $     0.14      $      0.17
                                            ===========================================================

The accompanying notes are an integral part of this statement.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (See Accountants' Review Report)

                                                                                                        Accumulated
                                                                                                           other
                                             Number      Common    Paid-in    Statutory     Retained   comprehensive
                                           of shares     stock     capital    reserves      earnings   income (loss)     Totals
                                           ---------     ------    -------    ---------     --------   -------------     -------

BALANCE, January 1, 2001, audited          16,006,250    $   78    $5,556    $7,833,412    $6,767,756   $   2,994     $14,609,796

  Net income                                                                                2,193,007                   2,193,007
  Issuance of common stock                    250,000     5,000                                                             5,000
  Additions to paid in capital                                      4,167                                                   4,167
  Foreign currency translation adjustment                                                                 (23,824)        (23,824)
                                           ---------------------------------------------------------------------------------------
BALANCE, September 30, 2001, unaudited     16,256,250    $5,078    $9,723    $7,833,412    $8,960,763    $(20,830)    $16,788,146
                                           ======================================================================================

BALANCE, January 1, 2000, audited          16,006,250    $   78    $    -    $        -    $        -    $      -     $        78

  Acquisition of subsidiaries                                                 6,121,776     5,092,993      28,140      11,242,909
  Net income                                                                                2,682,075                   2,682,075
  Additions to paid in capital                                      4,167                                                   4,167
  Foreign currency translation adjustment                                                                 (33,815)        (33,815)
                                           ---------------------------------------------------------------------------------------
BALANCE, September 30, 2000, unaudited     16,006,250    $   78    $4,167    $6,121,776    $7,775,068    $ (5,675)    $13,895,414
                                           ======================================================================================

The accompanying notes are an integral part of this statement.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (See Accountants' Review Report)

                                                            2001             2000
                                                            ----             ----
                                                         (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $2,193,007       $ 2,682,075
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Minority interest                                       145,737           228,014
    Non-cash stock issuance for legal fees                    5,000                 -
      Depreciation                                          981,293         1,049,448
      Amortization                                           81,201            76,990
      Land use right                                          4,167             4,167
      Translation adjustment                                (24,009)             (186)
      (Increase) decrease in accounts receivable            (21,343)           26,521
      (Increase) decrease in related party receivables     (881,249)          203,918
      Decrease in inventories                                71,576            27,890
      Decrease in prepaid expenses                            1,270             6,480
      Adjustment for Currency Translation
      Increase in deferred tax asset                        (15,784)          (1,084)
      Increase in due from officers and employees          (180,785)         (143,111)
      Increase (decrease) in accounts payable                25,572           (19,531)
      Increase in due to shareholders                             0                 0
      Decrease in accounts payable - related party              (11)          (72,539)
      (Decrease) increase in wages and benefits payable      (7,855)           29,025
      (Decrease) increase in accrued liabilities            (43,949)           62,776
      Decrease in income taxes payable                     (320,755)           (4,610)
      (Decrease) increase in sales tax payable              (19,001)           31,092
                                                         ----------------------------
        Net cash provided by operating activities         1,994,082         4,187,335
                                                         ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of improvements and automobiles                  (59,727)          (94,929)
                                                         ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment to prior owners of joint venture               (970,765)                -
  Distributions paid to owners                                    -        (3,463,359)
  Principal payments on notes payable                       (19,616)                -
                                                         ----------------------------
        Net cash used in financing activities              (990,381)       (3,463,359)
                                                         ----------------------------

INCREASE IN CASH                                            943,974           629,047

CASH, beginning of period                                 2,077,002         1,734,270
                                                         ----------------------------

CASH, end of period                                      $3,020,976       $ 2,363,317
                                                         ============================

The accompanying notes are an integral part of this statement.

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 1 - Summary of significant accounting policies

The reporting entity

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries, which are as follows:

                                                  Percentage
             Subsidiary                           Ownership
             ----------                           ----------

Shun De Yi Wan Communication Equipment
 Plant Co., Ltd. (TELECOMMUNICATIONS)                100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)               90
Yi Wan Maple Leaf High Technology
 Agriculture Developing Ltd. Co. (FARM)               90

Yi Wan Group, Inc. was incorporated under the laws of the State of Florida in the United States in May 1999. Yi Wan Group, Inc. is authorized to issue 50,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock. The Company's TELECOMMUNICATIONS, HOTEL and FARM subsidiaries are incorporated under the laws of the People's Republic of China (PRC).

The Company's subsidiaries are classified as Foreign Invested Enterprises in the PRC and are subject to the FIE laws of the PRC. The HOTEL and FARM are Foreign Invested Enterprise Joint Ventures, known as FIEJV or Sino-Foreign Joint Venture, and TELECOMMUNICATIONS is a Wholly Foreign Owned Enterprise company or WFOE. All three of these companies are Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the United States. The respective Articles of Association for these FIE subsidiaries provide a 30 year term for the HOTEL and FARM companies and 15 years for the TELECOMMUNICATIONS.

Basis of presentation

In early 1999, several Chinese nationals to explore possible investment opportunities within the United States and formed YWG in May 1999. On January 1, 2000, YWG acquired a 90% equity interest in Jiao Zuo Yi Wan Hotel. Ltd. (HOTEL) and Yi Wan Maple Leaf Technology Agriculture Developing Ltd. Co. (FARM), respectively, and a 100% interest in Shun De Yi Wan Communication Equipment Plant Co., Ltd. (TELECOMMUNICATIONS). These acquisitions were accounted as a purchase under Accounting Principles Board Opinion No. 16 (APB No. 16), Business Combinations.

Prior to YWG's acquisition of HOTEL, FARM and TELECOMMUNICATIONS, these companies were owned by Shun'ao Industry and Commerce Company (Shun'ao) (HOTEL and FARM only), a company established under the laws of the People's Republic of China, Canadian Maple Leaf International Inc. a company established under the laws of Canada (FARM only), Shun de Zhiyuan Developing Co. (Shun de) (TELECOMMUNICATONS only), a company established under the laws of the People's Republic of China and Marco Wan Da Construction (Marco), a company established under the laws of Macao. All of the individual owners of Shun'ao, Shun de and Marco are also shareholders in Yi Wan Group, Inc.

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)

The HOTEL is a sino-foreign joint venture with registered capital of approximately $3,012,000 (RMBY25,000,000) established under the laws of the People's Republic of China. On January 1, 2000, YWG acquired 90% of the equity interest in HOTEL joint venture from Shun'ao and Marco for $2,717,293 (RMBY22,500,000). The HOTEL joint venture, as amended by YWG's acquisition, has registered capital of approximately $3,012,000 (RMBY25,000,000) and an additional investment requirement over and above the registered capital of approximately $3,012,000 (RMBY25,000,000) for a total investment of approximately $6,024,000 (RMBY50,000,000). YWG is required to pay its share of the total investment within six months of the issuance of the new business license, which was issued on June 7, 2000. The original parties in the HOTEL joint venture made the required total investment and registered capital contributions to the joint venture. Accordingly, YWG's obligation to contribute to registered capital and the total investment in the HOTEL joint venture has been satisfied by our assumption of 90% of the equity interests of the original partners.

The FARM is a sino-foreign joint venture with registered capital of approximately $4,940,000 (RMBY41,000,000) established under the laws of the People's Republic of China. On January 1, 2000, YWG acquired 90% of the equity interest in the FARM joint venture from Shun'ao and Canadian Maple Leaf for $2,040,989 (RMBY16,900,000) and agreed to assume the capital contribution requirements to be made to the FARM by Canadian Maple Leaf in the amount of $2,409,638 (RMBY20,000,000. As of January 1, 2000, Marco had not made any of its required capital contributions. The FARM joint venture, as amended by YWG's acquisition, has registered capital of approximately $4,951,511 (RMBY41,000,000) and an additional investment requirement over and above the registered capital of approximately $4,951,511 (RMBY41,000,000) for a total investment of approximately $9,903,022 (RMBY82,000,000). YWG's total contribution requirements for the FARM joint venture amounts to approximately $8,912,719 (RMBY73,800,000). YWG is required to pay its share of registered capital (approximately $2,400,000) within one year of the issuance of the new business license, which was issued on June 7, 2000. As of June 30, 2001, no amounts have been paid on this registered capital requirement. FARM's Board of Directors has approved to extend YWG's obligation for one year to June 7, 2002.

The TELECOMMUNICATIONS is a foreign investment joint venture with registered capital of $1,500,000 established under the laws of the People's Republic of China on September 3, 1993. On January 1, 2000, YWG acquired a 100% of the equity interest in the TELECOMMUNICATIONS joint venture from Shun de and Marco. In accordance with APB No. 16, "Business Combinations", YWG as the acquirer recorded the assets and liabilities at historical cost of the acquired entity. The articles of association provide that YWG assume the total capital contribution requirements of the enterprise in the amount of $1,500,000. The company is now a WFOE with registered capital of $1,500,000 and an additional investment requirement of $500,000. YWG is to pay its share of the total investment within one year of the issuance of the new business license, which was issued on June 22, 2000. The original parties in the TELECOMMUNICATIONS joint venture made the required registered capital contributions of $1,500,000 to the joint venture. Accordingly, the obligation to contribute to registered capital in this joint venture has been satisfied. Pursuant to the articles of association, we have an obligation to contribute an additional investment of $500,000 to the TELECOMMUNICATIONS. As of June 30, 2001, no amounts have been paid on this additional investment. TELECOMMUNICATIONS' Board of Directors has approved to extend YWG's obligation for one year to June 22, 2002.

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 1 - Summary of significant accounting policies, (continued)

Principles of consolidation

The consolidated financial statements of YWG include its subsidiaries TELECOMMUNICATIONS, HOTEL and FARM. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign currency translation

The reporting currency of YWG is US dollar. The Company's foreign subsidiaries use their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of shareholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

Note 2 - Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of YWG and its subsidiaries TELECOMMUNICATIONS, HOTEL and FARM. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to registration statement filings after 134 days of year-end. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. YWG believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the YWG's consolidated financial statements for the year ended December 31, 2000 and notes thereto included in YWG's Form 10, dated August 15, 2001.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                       September 30,    December 31,
                                           2001            2000
                                       -------------    ------------
                                        Unaudited         Audited

Hotel inventory                         $159,147          $172,725
Telecommunication inventory              419,925           447,911
Farm products                            218,892           233,717
Others                                    13,757            28,944
                                        --------------------------
      Total inventories                 $811,721          $883,297
                                        ==========================

The HOTEL inventory consists of food products, alcohol, beverages and supplies.


At September 30, 2001, TELECOMMUNICATION's inventory consists of raw materials ($148,956), work in process ($69,864) and finished goods ($201,105).

The FARM inventory consists of fish, shrimp, soft-shelled turtles, crab, feed, seeds, and supplies. Included as part of the inventoried costs of seafood are direct labor and applicable overhead incurred over time to raise the seafood products until taken to market. The quantities of live fish, shrimp, soft-shelled turtles and crab inventories are determined monthly based upon estimated growth from purchased hatchlings and fries in each pond and are reduced for the actual quantities sold and estimated mortality rates. Each pond is closed periodically and the estimated pounds adjusted to the actual harvest.

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid for the nine months ended September 30, 2001 and 2000 amounted to $1,255,166 and $649,569, respectively. No interest expense was paid for the nine months ended September 30, 2001 and 2000.

Note 5 - Stock issuance

In July 2001, 250,000 shares of common stock were issued to Brenda Hamilton of Hamilton, Lehrer and Dargan, P.A., for legal services performed in connection with the preparation of the Company's Form 10.

Note 6 - Earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,078,860 and 16,006,250 shares for the nine months ended September 30, 2001 and 2000, respectively, 16,223,283 and 16,006,250 shares for the three months ended September 30, 2001 and 2000, respectively).

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 7 - Segment Information

YWG includes five major operating segments: restaurant, lodging, entertainment, farm and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents total assets, revenues and other financial information by business segment for the three and nine months ended September 30:

                                           HOTEL
                      ---------------------------------------------
                                                                                       Telecommu-      Inter-
                                              Entertain                                nication       segment
                      Restaurant    Lodging     -ment       Totals         Farm        equipment    elimination      Totals
                      ----------    -------   ---------     ------         ----        ---------    -----------      ------

Total Assets:

September 30, 2001                                        21,716,478     4,206,564     5,524,486     (927,862)     30,519,666

December 31, 2000                                         20,634,686     4,292,798     5,047,343     (422,683)     29,552,144

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 7 - Segment Information

                                           HOTEL
                      ----------------------------------------------
                                                                                        Telecommu-       Inter-
                                                Entertain                               nication        segment
                      Restaurant    Lodging       -ment       Totals        Farm        equipment     elimination      Totals
                      ----------    -------     ---------     ------        ----        ---------     -----------      ------

Three months ended
 September 30, 2001

Net sales              $897,178     $497,012    $605,398    $1,999,588    $ 193,765     $1,306,075     $(15,738)     $3,483,690
Cost of sales           484,725       32,301      37,685       554,711      265,853        684,367      (15,738)      1,489,193
                       ---------------------------------------------------------------------------------------------------------
Gross profit            412,453      464,711     567,713     1,444,877      (72,088)       621,708            -       1,994,497
Operating expenses      114,557       81,395      59,818       255,770       42,473        227,267                      525,510
Depreciation and
 amortization                                                  296,067       10,196         26,759                      333,022
Corporation expenses                                                                                                      5,000
Unallocated expenses                                           203,925                                                  203,925
                       ---------------------------------------------------------------------------------------------------------
Income from
 operations            $297,896     $383,316    $507,895    $  689,115    $(124,757)    $  367,682     $      -      $  927,040
Interest income                                                  4,511          551          2,042                        7,104
Other income (expense)                                            (763)       1,450             25                          712
Provision for
 income tax                                                   (109,239)           -       (122,476)                    (231,715)
                                                            --------------------------------------------------------------------
Income (loss) before
 minority interest                                             583,624     (122,756)       247,273            -         703,141
                                                            ===================================================================

Three months ended
 September 30, 2000

Net sales              $938,201     $481,714    $473,483    $1,893,398    $ 432,014     $1,410,684     $(26,860)     $3,709,236
Cost of sales           451,364       27,360      30,467       509,191      231,652        732,192      (26,860)      1,446,175
                       ---------------------------------------------------------------------------------------------------------
Gross profit            486,837      454,354     443,016     1,384,207      200,362        678,492            -       2,263,061
Operating expenses      112,587       96,935      82,036       291,558       51,120        129,246                      471,924
Depreciation and
 amortization                                                  282,746       10,212        116,237                      409,195
Unallocated expenses                                           113,417                                                  113,417
                       ---------------------------------------------------------------------------------------------------------
Income from
 operations            $374,250     $357,419    $360,980    $  696,486    $ 139,030     $  433,009     $      -      $1,268,525
Interest income                                                  2,416          533          2,307                        5,256
Other income (expense)                                            (242)      15,445            (40)                      15,163
Provision for
 income tax                                                    (91,795)     (14,577)      (201,276)                    (307,648)
                                                            --------------------------------------------------------------------
Income before
 minority interest                                             606,865      140,431        234,000            -         981,296
                                                            ===================================================================

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 7 - Segment Information

                                           HOTEL
                      ------------------------------------------------
                                                                                          Telecommu-       Inter-
                                                 Entertain                                nication        segment
                      Restaurant    Lodging        -ment        Totals        Farm        equipment     elimination      Totals
                      ----------    -------      ---------      ------        ----        ---------     -----------      ------

Nine months ended
 September 30, 2001

Net sales              $2,725,717   $1,427,889   $1,626,564   $5,780,170    $  769,702    $3,285,623     $  (59,186)   $ 9,776,309
Cost of sales           1,345,316       90,459      110,886    1,546,661       601,998     1,702,206        (59,186)     3,791,679
                       ------------------------------------------------------------------------------------------------------------
Gross profit            1,380,401    1,337,430    1,515,678    4,233,509       167,704     1,583,417              -      5,984,630
Operating expenses        305,042      212,148      165,776      682,966       104,040       631,918                     1,418,924
Depreciation and
 amortization                                                    862,012        57,302        16,349                       935,663
Corporation expenses                                                                                                         5,000
Unallocated expenses                                             623,575                                                   623,575
                       ------------------------------------------------------------------------------------------------------------
Income from
 operations            $1,075,359   $1,125,282   $1,349,902   $2,064,956    $    6,362    $  935,150     $        -    $ 3,001,468
Interest income                                                   11,170         1,337         6,240                        18,747
Other income (expense)                                            (7,525)      (38,526)                                    (46,051)
Provision for
 income tax                                                     (319,644)      (11,265)     (304,511)                     (635,420)
                                                              ---------------------------------------------------------------------
Income (loss) before
 minority interest                                             1,748,957       (42,092)      636,879              -      2,338,744
                                                              ====================================================================

Nine months ended
 September 30, 2000

Net sales              $2,807,995   $1,498,751   $1,538,037   $5,844,783    $1,280,266    $3,409,540     $  (70,329)   $10,464,260
Cost of sales           1,356,143       89,274      111,224    1,556,641       672,920     1,834,848        (70,329)     3,994,080
                       ------------------------------------------------------------------------------------------------------------
Gross profit            1,451,852    1,409,477    1,426,813    4,288,142       607,346     1,574,692              -      6,470,180
Operating expenses        310,408      227,682      187,989      726,079       125,066       473,833                     1,324,978
Depreciation and
 amortization                                                    843,608        57,294       206,351                     1,107,253
Unallocated expenses                                             442,004                                                   442,004
                       ------------------------------------------------------------------------------------------------------------
Income from
 operations            $1,141,444   $1,181,795   $1,238,824   $2,276,451    $  424,986    $  894,508     $        -    $ 3,595,945
Interest income                                                    7,193         1,109         5,581                        13,883
Other income (expense)                                              (242)       14,373           (40)                       14,091
Provision for
 income tax                                                     (377,063)      (65,554)     (271,213)                     (713,830)
                                                              ---------------------------------------------------------------------
Income before
 minority interest                                             1,906,339       374,914       628,836              -      2,910,089
                                                              ====================================================================

                     YI WAN GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (See Accountants' Review Report)

Note 8 - Restatement of shareholders' equity

The Company has restated its shareholders' equity for the year ended December 31, 2000 to properly reflect the issuance of stock in May 1999 and
the acquisition of it's TELECOMMUCATION subsidiary in 2000.   The
restatement has no effect on the net income or earnings per share for the year ended December 31, 2000. The restatement is as follows:

                                                                                         Acccumulated
                                                                                            other
                                  Common      Paid-in        Statutory       Retained    comprehensive
                                  stock       capital        reserves        earnings       income          Totals
                                  ------      -------        ---------       --------    -------------      ------

Balance, December 31, 1999,
 as originally stated              $ -      $        -      $         -              -      $     -      $         -
Issuance of stock                   78               -                -              -            -               78
                                   ---------------------------------------------------------------------------------
Balance, December 31, 1999,
 restated                           78               -                -              -            -               78
Acquisition of subsidiaries
 as originally stated                        1,587,635        6,121,776      3,505,358       28,140       11,242,909
Acquisition of subsidiaries,
 restated                                   (1,587,635)                      1,587,635                             -
                                   ---------------------------------------------------------------------------------
Balance, December 31, 2000         $78      $         -      $6,121,776      5,092,993      $28,140      $11,242,987
                                   =================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the discussions herein. Factors that could cause or contribute to such differences include, but not limited to, risks and uncertainties related to the general economic situations in China and in the world, the availability for additional funds, whether we can successfully manage the rapid growth of the operations and our ability to operate profitable after the initial growth period is completed.

RESULTS OF OPERATIONS

Financial Condition September 30, 2001

As of September 30, 2001, the Company had retained earnings of $8,960,763. As of September 30, 2001, the Company had cash on hand of $3,020,976 and reported total shareholders' equity of $16,788,146. For this same period of time, the Company had revenues of $9,776,309 and general, administrative and sales expenses of $2,983,162.

Revenues decreased approximately 6.57% by $687,951 in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decease in revenues is the result of general economic conditions.

General, sales and administrative expenses increased approximately 3.8% by $108,972 in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in general, sales and administrative expenses from prior periods is a result of the implementation of promotional campaigns in an attempt to increase revenues and increased operating expenses associated with the Farm segment.

After provisions for taxes of $635,420, the minority interest in the joint venture subsidiaries of $145,737 and a foreign currency translation adjustment of $23,824, the Company had net comprehensive income of $2,169,183 for the nine months ended September 30, 2001.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

The Company generated revenue of $9,776,309 for the nine months ended September 30, 2001 compared to $10,464,260 for the same period of 2000. The overall gross profit ratio was approximately 61.2%.

(1) SALES. Consolidated sales decreased $687,951, or approximately 6.6%, from $10,464,260 for the nine months ended September 30, 2000 to $9,776,309 for the nine months ended September 30, 2001. The decrease was a result of increased competitors in the same industry.

(2) COST OF GOODS SOLD. Cost of goods sold as a percentage of sales increased to 38.9% for the nine months ended September 30, 2001 from 38.1% for the nine months ended September 30, 2000. The increase in cost of goods sold was the result of the increase in the cost of materials and overall inflation.

(3) GROSS PROFIT. Consolidated gross profit decreased $485,550, or approximately 7.5%, from $6,470,180 for the nine months ended September 30, 2000 to $5,984,630 for the nine months ended September 30. 2001. The decrease was a result of decreased sales and the increase of cost of goods sold.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $108,927, or approximately 3.8%, from $2,874,235 for the nine months ended September 30, 2000 to $2,983,162 for the nine months ended September 30, 2001. The increase was due to an increase in travel and advertisement, increased utility prices and increased maintenance and repair expenses.

(5) NET INCOME. Consolidated net income decreased $489,068, or approximately 18%, from $2,682,075 for the nine months ended September 30, 2000 to $2,193,007 for the nine months ended September 30, 2001. The decrease was due to decrease in sales and increase in selling expenses for the Hotel operation with higher operations costs for the Farm operation.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company generated revenue of $3,483,690 for the three months ended September 30, 2001 compared to $3,709,236 for the same period of 2000: during the 2001 period, the consolidated gross profit ratio was approximately 57.2%.

1) SALES. Consolidated sales decreased $225,546, or approximately 6.1%, from $3,709,236 for the three months ended September 30,2000 to $3,483,690 for the three months ended September 30, 2001.

2) COST OF GOODS SOLD. Consolidated cost of goods sold increased $43,0181 from $1,446,175 for the three months ended September 30, 2000 to $1,489,193 for the three months ended September 30, 2001. Cost of goods sold as a percentage of sales increased to 42.7% for the three months ended September 30, 2001 from 38.9% for the three months ended September 30, 2000. This increase is the result of general economic conditions and the costs of implementing advanced technological production methods in the Farm segment.

(3) GROSS PROFIT. Consolidated gross profit decreased $268,564, or approximately 11.86%, from $2,263,061for the three months ended September 30, 2000 to $1,994,497 for the three months ended September 30, 2001. This decease is the result of the increase in cost of goods sold and decreased revenues.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $72,921, or approximately 7.3%, from $994,536 for the three months ended September 30, 2000. The increase was due to an increase in travel and advertisement, increased utility prices and increased maintenance and repair expenses.

(5) NET INCOME. Consolidated net income decreased $226,250, or approximately 25%, from $906,566 for the three months ended September 30, 2000 to $680,316 for the three months ended September 30, 2001. The decrease was due to decrease in sales and increase in selling expenses for the Hotel operation with higher operations costs for the Farm operation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company reported that net cash provided by operating activities was $1,994.082, net cash used in investing activities was $59,727, and net cash used in financing activities was $990,381.

As of September 30, 2000, net cash provided by operating activities was $4,187,335, net cash used in investing activities was $94,929, and net cash used in financing activities was $3,463,359.

Net cash provided by operating activities decreased by $2,193,253 to $1,994,082 for the nine months ended September 30, 2001, representing a decrease of approximately 52.3%. The decrease in cash flow from operating activities reflects the increase in related party receivables, increased income taxes and an increase of amounts due from officers and employees.

Net cash used in investing activities deceased by $25,202 to $59,727 for the nine months ended September 30, 2001, representing a 37% decrease, compared to $94,929 net cash used for the same period of 2000. The decrease was due to a lower level of the purchase of improvements and automobiles.

Net cash used in financing activities decreased by $2,472,978 to $990,381 for the nine months ended September 30, 2001, representing a 71.4% decrease, compared to $3,463,359 for the same period of 2000. The decrease was due mainly to no distributions being paid to the owners of the Company's subsidiaries.

Going forward, the Company's primary requirements for cash consist of (1) the continued implementation of the existing business model in China, (2) general overhead expenses for personnel to support the Company's business model activities, (3) continued promotional activities to increase revenues, (4) the development costs of a hotel in China, (5) the payment of cash contributions to the joint ventures under the joint venture agreements,
(6) payments due to the former equity owners of our subsidiaries. The Company anticipates that current operating activities will enable the Company to meet the anticipated cash requirements for the 2002 fiscal year.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for each operating unit was generated by contributions of initial shareholders (Hotel operations: $11,960,000, Telecommunication operations: $1,580,000, Farm operations: $2,410,000). No bank loans were obtained for this purpose. The cash contributions required to be made by June 2002 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $9,936,210 due to the Company's former joint venture partners will be funded from the profits generated from the operations of the Company's subsidiaries and equity financing, if necessary. Management anticipates, however, that it will be able to extend the June 2002 payment date for capital contributions. The capital improvements to be made to the hotel will be funded from positive cash flow generated from hotel operations.

MANAGEMENT ASSUMPTIONS.

Management anticipates, based on internal forecasts and assumptions relating to operations that existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for, at least, the next 12 months. In the event that plans change, assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical problems, difficulties, or otherwise), the Company could be required to seek additional financing. There can be no assurance that the Company would be able to obtain additional financing on terms acceptable to it, or at all.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

The Company's operating subsidiaries are located in China. These companies buy and sell products in China using Chinese Renminbi as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In July 2001, the Company issued 250,000 shares of common stock to Brenda Hamilton of Hamilton, Lehrer and Dargan, P.A., for legal services performed in connection with the preparation and filing of the Company's Form 10 with the Securities and Exchange Commission. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The resale of these securities will be registered under Form S-8 pursuant to an agreement between Ms. Hamilton and the Company.

Item 6.  Exhibits and Reports on Form 8-K

None


SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.


YI WAN GROUP, INC. (Registrant)


/s/ Cheng Wan Ming
-----------------------------------
Cheng Wan Ming, President

Date:  December 7, 2001