Form 10QSB/A
period 2001-09-30
YI WAN GROUP INC
filed 2002-02-06
CIK 1157667

                                   FORM 10-QSB
                                 Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-33119

                               Yi Wan Group, Inc.
             (Exact name of registrant as specified in its charter)

         Florida                                                33-0960062
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

            24 Jian Guo Men Wai Road, Suite 1802, Beijing, P.R. China
               (Address of principal executive office) (Zip Code)

                                 86-01-6515-6373
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___

The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2001.

      Title of Class                      Number of Shares Outstanding
      Common Stock                                16,256,260

Transitional Small Business Disclosure Format   yes___   no X

                               Yi Wan Group, Inc.

                                      Index

                                     Part I
                              FINANCIAL INFORMATION

          TABLE OF CONTENTS                                               Page

Item 1.   Financial Statements

          Consolidated balance sheets as of September 30, 2001
             (unaudited) and December 31, 2000 ............................. 1

          Consolidated statetements of operations (unaudited)
             for the three and nine months ended September 30,
             2001 and 2000 ................................................. 2

          Consolidated statements of shareholders' equity for
             the nine months ended September 30, 2001 and 2000 ............. 3

          Consolidated statements of cash flows (unaudited)
             for the nine months ended September 30, 2001 and 2000 ......... 4

          Notes to consolidated financial statements (unaudited) ......... 5-14

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................... 15

                                     Part II

          Other information

Item 1    Legal Proceedings ............................................... 19
Item 2    Changes in Securities and Use of Proceeds ....................... 19
Item 3    Defaults upon Senior Securities ................................. 19
Item 4    Submission of Matters to a Vote of Securities ................... 19
Item 5    Other information ............................................... 19
Item 6    Exhibits and Reports on Form 8-K ................................ 19

                     YI WAN GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
               AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (See Accountants' Review Report)

                                 A S S E T S

                                                   September 30,     December 31,
                                                       2001             2000
                                                   -------------     ------------
                                                    (Unaudited)       (Audited)

CURRENT ASSETS:
  Cash                                              $ 3,020,976      $ 2,077,002
  Accounts receivable, net of allowance
   for doubtful accounts of $8,200 for
   September 30, 2001 and December 31, 2000           1,118,731        1,097,388
  Due from related parties                            2,661,204        1,779,955
  Inventories                                           811,721          883,297
  Prepaid expenses                                           76            1,346
                                                    ----------------------------
      Total current assets                            7,612,708        5,838,988
                                                    ----------------------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net            13,425,887       14,123,655
                                                    ----------------------------

OTHER ASSETS:
  Intangible asset, net                               4,236,613        4,317,814
  Deferred tax asset                                     99,003           83,219
  Other non-current assets                              574,657          393,872
                                                    ----------------------------
  Total other assets                                  4,910,273        4,794,905
                                                    ----------------------------
      Total assets                                  $25,948,868      $24,757,548
                                                    ============================

     L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                                  $   336,198      $   310,626
  Accounts payable - related party                       10,788           10,799
  Accrued liabilities                                   648,920          692,869
  Wage and benefits payable                             298,546          306,401
  Sales tax payable                                     992,388        1,011,389
  Income taxes payable                                  881,809        1,202,564
  Due to shareholders                                   177,607          177,792
  Due to prior owners of joint ventures               8,965,445        9,936,210
  Notes payable                                          13,649           33,265
                                                    ----------------------------
      Total current liabilities                      12,325,350       13,681,915
                                                    ----------------------------

DEFERRERD TAXES:                                        118,225           67,557

MINORITY INTEREST:                                    1,432,444        1,275,874
                                                    ----------------------------

SHAREHOLDERS' EQUITY:
  Common stock, no par value, authorized
   50,000,000 shares, 16,256,250 (unaudited)
   shares issued and outstanding at
   September 30, 2001, 16,006,250 shares
   issued and outstanding at December 31, 2001            5,078               78
  Paid-in-capital                                         9,723            5,556
  Statutory reserve                                   7,833,412        7,833,412
  Retained earnings                                   4,245,466        1,890,162
  Accumulated other comprehensive (loss) income         (20,830)           2,994
                                                    ----------------------------
      Total shareholders' equity                     12,072,849        9,732,202
                                                    ----------------------------
      Total liabilities and shareholders' equity    $25,948,868      $24,757,548
                                                    ============================

The accompanying notes are an integral part of this statement.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (See Accountants' Review Report)

                                                   THREE MONTHS                     NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                            --------------------------      ---------------------------
                                               2001            2000            2001             2000
                                               ----            ----            ----             ----
                                             Unaudited       Unaudited       Unaudited        Unaudited

NET SALES                                   $3,483,690      $3,709,236      $9,776,309      $10,464,260

COST OF SALES                                1,460,675       1,417,657       3,706,124        3,908,525
                                            -----------------------------------------------------------

GROSS PROFIT                                 2,023,015       2,291,579       6,070,185        6,555,735

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                    1,021,377         948,456       2,844,919        2,735,992
                                            -----------------------------------------------------------

INCOME FROM OPERATIONS                       1,001,638       1,343,123       3,225,266        3,819,743
                                            -----------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest income                                7,104           5,256          18,747           13,883
  Other income (expense)                           712          15,163         (46,051)          14,091
                                            -----------------------------------------------------------

      Total other income (expense)               7,816          20,419         (27,304)          27,974
                                            -----------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND MINORITY INTEREST                       1,009,454       1,363,542       3,197,962        3,847,717

PROVISION FOR INCOME TAXES                     248,604         324,537         686,088          764,498
                                            -----------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                760,850       1,039,005       2,511,874        3,083,219

MINORITY INTEREST                              (26,436)        (78,341)       (156,570)        (238,847)
                                            -----------------------------------------------------------

NET INCOME                                     734,414         960,664       2,355,304        2,844,372

OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustment      (25,678)         (8,726)        (23,824)         (33,815)
                                            -----------------------------------------------------------

COMPREHENSIVE INCOME                        $  708,736      $  951,938      $2,331,480      $ 2,810,557
                                            ===========================================================

Earnings per share, basic and diluted       $     0.05      $     0.06      $     0.15      $      0.18
                                            ===========================================================

The accompanying notes are an integral part of this statement.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (See Accountants' Review Report)

                                                                                            Accumulated
                                                Due from                                      other
                              Number    Common   Share-  Paid-in   Statutory    Retained   comprehensive
                            of shares   stock   holders  capital   reserves     earnings      income       Totals

BALANCE, January 1, 2001,
    audited                16,006,250  $    78  $     -  $ 5,556  $ 7,833,412  $ 1,890,162  $    2,994  $  9,732,202
  Net income                                                                     2,355,304                 2,355,304
  Issuance of common
    stock                     250,000    5,000                                                                 5,000
  Additions to paid
    in capital                                             4,167                                               4,167
  Foreign currency
    translation
    adjustments                                                                                (23,824)      (23,824)
                           ----------  -------  -------  -------  -----------  -----------  ----------  ------------
BALANCE, September 30,
    2001, unaudited        16,256,250  $ 5,078  $     -  $ 9,723  $ 7,833,412  $ 4,245,466  $  (20,830) $ 12,072,849
                           ==========  =======  =======  =======  ===========  ===========  ==========  ============
BALANCE, January 1, 2000,
    audited                16,006,250  $    78  $   (78)       -  $         -  $         -  $        -  $          -
  Capital contribution                               78                                                           78
  Acquisition of
    subsidiaries                                                    6,121,776            -      28,140     6,149,916
  Net income                                                                     2,844,372                 2,844,372
  Additions to paid in
    capital                                           -    4,167                                               4,167
  Foreign currency
    translation
    adjustments                                                                                (33,815)      (33,815)
                           ----------  -------  -------  -------  -----------  -----------  ----------  ------------
BALANCE, September 30,
    2000, unaudited        16,006,250  $    78  $     -  $ 4,167  $ 6,121,776  $ 2,844,372  $   (5,675)  $ 8,964,718
                           ==========  =======  =======  =======  ===========  ===========  ==========  ============

The accompanying notes are an integral part of this statement.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (See Accountants' Review Report)

                                                            2001             2000
                                                            ----             ----
                                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $2,355,304       $ 2,844,372
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Minority interest                                       156,570           238,847
    Non-cash stock issuance for legal fees                    5,000                 -
      Depreciation                                          757,495           825,650
      Amortization                                           81,201            76,990
      Land use right                                          4,167             4,167
      Translation adjustment                                (24,009)             (186)
      (Increase) decrease in accounts receivable            (21,343)           26,521
      (Increase) decrease in related party receivables     (881,249)          203,918
      Decrease in inventories                                71,576            27,890
      Decrease in prepaid expenses                            1,270             6,480
      Increase in deferred taxs                              34,884            49,584
      Increase in due from officers and employees          (180,785)         (143,111)
      Increase (decrease) in accounts payable                25,572           (19,531)
      Decrease in accounts payable - related party              (11)          (72,539)
      (Decrease) increase in wages and benefits payable      (7,855)           29,025
      (Decrease) increase in accrued liabilities            (43,949)           62,776
      Decrease in income taxes payable                     (320,755)           (4,610)
      (Decrease) increase in sales tax payable              (19,001)           31,092
                                                         ----------------------------
        Net cash provided by operating activities         1,994,082         4,187,335
                                                         ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of improvements and automobiles                  (59,727)          (94,929)
                                                         ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment to prior owners of joint venture               (970,765)                -
  Distributions paid to owners                                    -        (3,463,359)
  Principal payments on notes payable                       (19,616)                -
                                                         ----------------------------
        Net cash used in financing activities              (990,381)       (3,463,359)
                                                         ----------------------------

INCREASE IN CASH                                            943,974           629,047

CASH, beginning of period                                 2,077,002         1,734,270
                                                         ----------------------------

CASH, end of period                                      $3,020,976       $ 2,363,317
                                                         ============================

The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

Note 1 - Summary of significant accounting policies

The reporting entity
--------------------

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries, which are as follows:

                                                Percentage
              Subsidiary                         Ownership
----------------------------------------     ----------------
Shun De Yi Wan Communication Equipment              100%
  Plant Co., Ltd. (TELECOMMUNICATIONS)
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)              90
Yi Wan Maple Leaf High Technology                    90
 Agriculture Developing Ltd. Co. (FARM)

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

Basis of presentation
---------------------

In early 1999, several Chinese nationals began to explore possible investment opportunities within the United States. These individuals formed YWG in May
1999, for the specific purpose of acquiring the majority interests in joint venture companies that were registered in the People's Republic of China as
Foreign Invested Enterprises. The business plan of YWG called for the acquisition of profitable businesses with growth potential, which would provide the business and asset base for YWG becoming a publicly reporting and trading company in the United States. After searching for suitable candidates with which to implement this business plan, on January 1, 2000, YWG acquired a 90% equity interest in Jiao Zuo Yi Wan Hotel. Ltd. (HOTEL) and Yi Wan Maple Leaf Technology
Agriculture Developing Ltd. Co. (FARM), respectively, and a 100% interest in
Shun De Yi Wan Communication Equipment Plant Co., Ltd. (TELECOMMUNICATIONS). All
of the individual owners of Shun'ao, Shun de and Marco are also shareholders in
Yi Wan Group, Inc. These acquisitions were accounted as a purchase under
Accounting Principles Board Opinion No. 16 (APB No. 16), Business Combinations.

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

The HOTEL

Prior to YWG's acquisition of 90% of the equity of the HOTEL, this joint venture was owned by Shun'ao Industry and Commerce Company (Shun'ao), a company established under the laws of the People's Republic of China, and Marco Wan Da
Construction (Marco), a company established under the laws of Macao. Shun'ao owned 70% of the HOTEL's equity and Marco owned the remaining 30%. The HOTEL was a sino-foreign joint venture established under the laws of the People's Republic of China, with registered capital of approximately $6,024,000
(RMB¥50,000,000). In addition, the HOTEL had an additional investment requirement of approximately $5,976,000 (RMB¥49,000,000), for a total required investment of approximately $12,000,000 (RMB¥99,000,000). Shun'ao and Marco
made 100% of these required investment contributions to the HOTEL.

On January 1, 2000, YWG acquired Marco's 30% equity interest in the HOTEL and
60% of the remaining 70% of the HOTEL's equity held by Shun'ao.
Post-acquisition, YWG owns 90% of the total HOTEL equity and Shun'ao owns 10%.
Coincident with YWG's acquisition, the total required investment of HOTEL joint venture was amended to reduce the registered capital to approximately $3,012,000
(RMB¥25,000,000) and to reduce the additional investment to approximately
$3,012,000 (RMB¥25,000,000) for an amended total investment of approximately
$6,024,000 (RMB¥50,000,000). This amendment resulted in the excess payment by
Shun'ao and Marco to the HOTEL's original required total investment by approximately $5,976,000 (RMB¥49,000,000).

In consideration for the transfers to YWG of 90% of the HOTEL equity, YWG agreed to pay the total of approximately $2,717,293 (RMB¥22,500,000) to Shun'ao
($1,811,529) and Marco ($905,764). In addition, the HOTEL will repay Shun'ao and
Marco the aggregate of $5,177,928 of the $5,976,000 in contributions that
Shun'ao and Marco made to the HOTEL to satisfy the original additional required investment. This repayment is the result of the reduction in the total capital and additional investment necessary under the amended joint venture Articles of
Association for the HOTEL.

Accordingly, on a consolidated basis, YWG has recorded $7,895,221 as due to the prior joint venture partners in connection with the acquisition transaction for the HOTEL. This amount is a combination of the $2,717,293 acquisition price payable to the former HOTEL owners and the $5,177,928 payable by the HOTEL to its former owners for their excess additional investment contributions to the
HOTEL. There are no other contingent payments or commitments made by YWG in connection with the HOTEL purchase.

Since the acquisition of the HOTEL occurred on January 1, 2000, the HOTEL's operations for the nine months ended September 30, 2000 have been included in the accompanying income statement.

The FARM

Prior to YWG's acquisition of 90% of the equity of the FARM, this joint venture was owned by Shun'ao Industry and Commerce Company (Shun'ao), a company established under the laws of the People's Republic of China, and Canadian Maple
Leaf International Inc. (Canadian Maple Leaf) a company established under the laws of Canada. Shun'ao owned 51% of the FARM's equity and Canadian Maple Leaf owned the remaining 41%.

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

The FARM was a sino-foreign joint venture established under the laws of the
People's Republic of China, with registered capital of approximately $4,940,000
(RMB¥41,000,000). In addition, the FARM had an additional investment requirement of approximately $4,940,000 (RMB¥41,000,000), for a total required investment of approximately $9,880,000 (RMB¥82,000,000). Shun'ao made its 51%
contribution of the required $4,940,000 capital to the FARM, while Canadian
Maple Leaf failed to make its capital contribution. Neither of the original parties to the FARM joint venture made contributions to the additional investment requirement of $4,940,000.

On January 1, 2000, YWG acquired Canadian Maple Leaf's 49% equity interest in the HOTEL and 41% of the remaining 51% of the FARM's equity held by Shun'ao.
Post-acquisition, YWG owns 90% of the total FARM equity and Shun'ao owns 10%. In consideration for the transfers to YWG of 90% of the FARM equity, YWG agreed to pay approximately $2,040,989 (RMB¥16,900,000) to Shun'ao and agreed to assume the FARM's original capital contribution requirements of Canadian Maple Leaf in the amount of $2,409,638 (RMB¥20,000,000).

In addition, under the amended joint venture Articles of Association, YWG is obligated to make 90%, or $4,456,359, of the additional investment requirement over and above the registered capital of approximately $4,951,511
(RMB¥41,000,000) for a total investment of approximately $8,906,986
(RMB¥73,800,000). YWG is required to pay its share of registered capital
(approximately $2,409,638) within one year of the issuance of the new business license, which was issued on June 7, 2000. As of June 30, 2001, no amounts have been paid on this registered capital requirement. FARM's Board of Directors has approved to extend YWG's obligation for one year to June 7, 2002. There are no other contingent payments or commitments made by YWG in connection with the FARM purchase.

Since the acquisition of the FARM occurred on January 1, 2000, the FARM's operations for the nine months ended September 30, 2000 have been included in the accompanying income statement.

The TELECOMMUNICATIONS

TELECOMMUNICATIONS was a foreign investment joint venture with registered capital of established under the laws of the People's Republic of China on
September 3, 1993. Prior to YWG's acquisition of 100% of the equity of
TELECOMMUNICATIONS, this was owned by Shun de Zhiyuan Developing Co. (Shun de), a company established under the laws of the People's Republic of China, and
Marco Wan Da Construction (Marco), a company established under the laws of
Macao. Shun de owned 35% of TELECOMMUNICATIONS' equity and Marco owned the remaining 65%. The TELECOMMUNICATIONS was a sino-foreign joint venture established under the laws of the People's Republic of China, with registered capital of $1,500,000. The original parties in the TELECOMMUNICATIONS joint venture made the required registered capital contributions of $1,500,000 to the joint venture.

On January 1, 2000, YWG acquired 100% of the TELECOMMUNICATIONS' equity. In consideration for the transfers to YWG of 100% of the TELECOMMUNICATIONS'
equity, YWG agreed to pay additional investment requirement in the amount of
$500,000.

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

In accordance with APB No. 16, "Business Combinations", YWG as the acquirer recorded the assets and liabilities at historical cost of the acquired entity.
The company is now a WFOE with registered capital of $1,500,000 and an additional investment requirement of $500,000. YWG is to pay the additional investment requirement of $500,000 within one year of the issuance of the new business license, which was issued on June 22, 2000. . As of June 30, 2001, no amounts have been paid on this additional investment. TELECOMMUNICATIONS' Board of Directors has approved to extend YWG's obligation for one year to June 22,
2002.

There are no other contingent payments or commitments made by YWG in connection with the TELECOMMUNICATIONS' purchase.

Since the acquisition of the HOTEL occurred on January 1, 2000, the
TELECOMMUNICATIONS operations for the nine ended September 30, 2000 have been included in the accompanying income statement.

In accordance with APB 16, the Company has allocated the purchase price of the joint venture interests as follows:

                                                                                        Tele-
                                     Totals           Hotel            Farm         communications
                                ---------------  ---------------  --------------  --------------------
Purchase price                   $    4,758,282    $  2,717,293   $  2,040,989        $         -
                                ===============  ===============  ==============  ====================
  Allocated as follows:
Assets acquired, at fair value   $   25,165,999   $  18,070,775   $  3,573,967        $   3,521,257
Liabilities assumed                  (8,101,647)     (4,977,239)      (730,510)          (2,393,898)
Due to prior joint venture
  partners for return of capital     (5,177,928)     (5,177,928)
Minority interest                      (978,226)       (603,843)      (374,383)
Statutory reserves                   (6,121,776)     (4,571,722)      (428,003)          (1,122,051)
Accumulated other
  comprehensive income                  (28,140)        (22,750)           (82)              (5,308)
                                ---------------  ---------------  --------------  --------------------
    Total purchase price         $    4,758,282   $   2,717,293   $  2,040,989         $        -
                                ===============  ===============  ==============  ====================

Note 1 - Summary of significant accounting policies, (continued)

Principles of consolidation
---------------------------

The consolidated financial statements of YWG include its subsidiaries
TELECOMMUNICATIONS, HOTEL and FARM. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Foreign currency translation
----------------------------

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

                                   September 30,  December 31,
                                       2001         2000
                                   -----------   -----------
                                    Unaudited      Audited
                                   -----------   -----------
Hotel inventory                    $   159,147   $   172,725
Telecommunication inventories          419,925       447,911
Farm products                          218,892       233,717
Others                                  13,757        28,944
                                   -----------   -----------
    Total inventories              $   811,721   $   883,297
                                   ===========   ===========

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

Note 5 - Stock issuance

In July 2001, 250,000 shares of common stock were issued to Hamilton, Lehrer and
Dargan, P.A., for legal services performed in connection with the formation of
Yi Wan Group, Inc. Each share was valued at $0.02 for a total of $5,000. The stock was valued at the fair market value of the legal services at the time the services were performed.

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
                        --------------------------------

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

                                        HOTEL
                      ----------------------------------------                Telecommu-    Inter-
                                           Entertain                          nication     segment
                      Restaurant  Lodging    -ment      Totals      Farm      equipment   elimination    Totals
                      ----------  -------  ---------    ------      ----       ----------  -----------    ------

Total Assets:

September 30, 2001                                   19,262,881   3,714,905   3,898,944     (927,862)  25,948,868

December 31, 2000                                    18,067,846   3,776,139   3,336,246     (422,683)  24,757,548

Note 7 - Segment Information, (continued)

                                        HOTEL
                      ----------------------------------------                   Telecommu-    Inter-
                                           Entertain                              nication     segment
                      Restaurant  Lodging    -ment       Totals       Farm       equipment   elimination    Totals
                      ----------  -------  ---------     ------       ----       ----------  -----------    ------

Three months ended
 September 30, 2001

Net sales               $897,178 $497,012   $605,398 $1,999,588   $ 193,765   $1,306,075     $(15,738)   $3,483,690
Cost of sales            484,725   32,301     37,685    554,711     265,853      655,849      (15,738)    1,460,675
                      ---------------------------------------------------------------------------------------------
Gross profit             412,453  464,711    567,713  1,444,877     (72,088)     650,226          -       2,023,015
Operating expenses       114,557   81,395     59,818    255,770      42,473      227,267                    525,510
Depreciation and
 amortization                                           258,320       1,863       26,759                    286,942
Corporation
expenses                                                                                                      5,000
Unallocated expenses                                    203,925                                             203,925
                      ---------------------------------------------------------------------------------------------
Income from
 operations             $297,896 $383,316   $507,895 $  726,862   $(116,424)  $  396,2002     $    -     $1,001,638
Interest income                                           4,511         551        2,042                      7,104
Other income (expense)                                     (763)      1,450           25                        712
Provision for
 income tax                                            (115,467)     (1,667)    (131,470)                  (248,604)
                                                     --------------------------------------------------------------
Income (loss) before
 minority interest                                      615,143    (116,090)     266,797          -         760,850
                                                     ==============================================================

Three months ended
 September 30, 2000

Net sales               $938,201 $481,714   $473,483 $1,893,398   $ 432,014   $1,410,684     $(26,860)   $3,709,236
Cost of sales            451,364   27,360     30,467    509,191     231,652      703,674      (26,860)    1,417,657
                      ---------------------------------------------------------------------------------------------
Gross profit             486,837  454,354    443,016  1,384,207     200,362      707,010          -       2,291,579
Operating expenses       112,587   96,935     82,036    291,558      51,120      129,246                    471,924
Depreciation and
 amortization                                           244,999       1,879      116,237                    363,115
Unallocated expenses                                    113,417                                             113,417
                      ---------------------------------------------------------------------------------------------
Income from
 operations             $374,250 $357,419   $360,980 $  734,233   $ 147,363   $  461,527     $    -      $1,343,123
Interest income                                           2,416         533        2,307                      5,256
Other income (expense)                                     (242)     15,445          (40)                    15,163
Provision for
 income tax                                             (98,023)    (16,244)    (210,270)                   (324,537)
                                                     --------------------------------------------------------------
Income before
 minority interest                                      638,384     147,097      253,524          -       1,039,005
                                                     ==============================================================

Note 7 - Segment Information, (continued)

                                        HOTEL
                      ----------------------------------------                  Telecommu-   Inter-
                                             Entertain                           nication    segment
                      Restaurant    Lodging    -ment       Totals     Farm       equipment  elimination    Totals
                      ----------    -------  ---------     ------     ----      ----------  -----------    ------
Nine months ended
 September 30, 2001

Net sales             $2,725,717 $1,427,889 $1,626,564  $5,780,170  $  769,702  $3,285,623  $ (59,186) $ 9,776,309
Cost of sales          1,345,316     90,459    110,886   1,546,661     601,998   1,616,651    (59,186)   3,706,124
                      --------------------------------------------------------------------------------------------
Gross profit           1,380,401  1,337,430  1,515,678   4,233,509     167,704   1,668,972        -      6,070,185
Operating expenses       305,042    212,148    165,776     682,966     104,040     631,918               1,418,924
Depreciation and
 amortization                                              748,769      32,302      16,349                 797,420
Corporation
expenses                                                                                                     5,000
Unallocated expenses                                       623,575                                         623,575
                      --------------------------------------------------------------------------------------------
Income from
 operations           $1,075,359 $1,125,282 $1,349,902  $2,178,199  $   31,362  $1,020,705     $  -    $ 3,225,266
Interest income                                             11,170       1,337       6,240                  18,747
Other income (expense)                                      (7,525)    (38,526)                            (46,051)
Provision for
 income tax                                               (338,329)    (15,015)   (332,744)               (686,088)
                                                        ----------------------------------------------------------
Income (loss) before
 minority interest                                       1,843,515     (20,842)    694,201        -      2,511,874
                                                        ==========================================================

Nine months ended
 September 30, 2000

Net sales             $2,807,995 $1,498,751 $1,538,037  $5,844,783  $1,280,266  $3,409,540   $(70,329) $10,464,260
Cost of sales          1,356,143     89,274    111,224   1,556,641     672,920   1,749,293    (70,329)   3,908,525
                      --------------------------------------------------------------------------------------------
Gross profit           1,451,852  1,409,477  1,426,813   4,288,142     607,346   1,660,247        -      6,555,735
Operating expenses       310,408    227,682    187,989     726,079     125,066     473,833               1,324,978
Depreciation and
 amortization                                              730 365      32,294     206,351                 969,010
Unallocated expenses                                       442,004                                         442,004
                      --------------------------------------------------------------------------------------------
Income from
 operations           $1,141,444 $1,181,795 $1,238,824  $2,389,694  $  449,986  $  980,063    $   -    $ 3,819,743
Interest income                                              7,193       1,109       5,581                  13,883
Other income (expense)                                        (242)     14,373         (40)                 14,091
Provision for
 income tax                                               (395,748)    (69,304)   (299,446)               (764,498)
                                                        ----------------------------------------------------------
Income before
 minority interest                                       2,000,897     396,164     686,158        -      3,083,219
                                                        ==========================================================

Note 8 - Restatement of shareholders' equity

The Company has restated its shareholders' equity for the year ended December
31, 2000 to properly reflect the issuance of stock in May 1999 and the acquisition of its HOTEL, TELECOMMUNICATIONS and FARM subsidiaries in 2000. The restatement increased the net income for 2000 from $3,386,399 to $3,601,798, the earnings per share from $0.21 to $0.22. The restatement is as follows:

                                                                                       Accumulated
                                        Due from                                         other
                                Common   Share-     Paid-in    Statutory    Retained  comprehensive
                                 stock   holders    capital     reserves    earnings     income        Totals
                               -------- --------- ----------- ----------- ----------- -------------  ------------
Balance, December 31, 1999,
      as originally stated     $      - $       - $         - $         - $         - $           -  $          -
Issuance of stock                    78       (78)          -           -           -             -             -
                               -------- --------- ----------- ----------- ----------- -------------  ------------
Balance, December 31, 1999,
      restated                       78       (78)          -           -           -             -             -

Acquisition of subsidiaries
      as originally stated                          1,587,635   6,121,776   3,505,358        28,140    11,242,909

Acquisition of subsidiaries,
      restated                                     (1,587,635)             (3,505,358)                 (5,092,993)

Capital contribution                           78                                                              78

Net income                                                                  3,601,798                   3,601,798

Additions to paid in capital                            5,556                                               5,556

Adjustments to statutory
      reserves                                                  1,711,636  (1,711,636)                          -

Foreign currency translation
      adjustments                                                                           (25,146)      (25,146)

                               -------- --------- ----------- ----------- ----------- -------------  ------------
Balance, December 31, 2000     $     78 $     -   $     5,556 $ 7,833,412 $ 1,890,162 $       2,994  $  9,732,202
                               ======== ========= =========== =========== =========== =============  ============

Forward-Looking Statements

     This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E
of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to those risks factors contained in our Form 10, risks and uncertainties related to the general economic situations in China and around the world, the availability of additional funds, whether we can successfully manage the rapid growth of our operations, and our ability to operate profitably after our initial growth period is completed. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.

RESULTS OF OPERATIONS

Financial Condition September 30, 2001

As of September 30, 2001, the Company had retained earnings of $4,245,466. As of
September 30, 2001, the Company had cash on hand of $3,020,976 and reported total shareholders' equity of $12,072,849. For this same period of time, the
Company had revenues of $9,776,309 and general, administrative and sales expenses of $2,844,919.

Revenues decreased approximately 6.57% by $687,951 in the nine months ended
September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in revenues is the result of general economic conditions.

General, sales and administrative expenses increased approximately 3.98% by
$108,927 in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The increase in general, sales and administrative expenses from prior periods is a result of the implementation of promotional campaigns in an attempt to increase revenues and increased operating expenses associated with the Farm segment.

After provisions for taxes of $686,088, the minority interest in the joint venture subsidiaries of $156,570 and a foreign currency translation adjustment of $23,824, the Company had net comprehensive income of $2,331,480 for the nine months ended September 30, 2001.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September
30, 2000

The Company generated revenue of $9,776,309 for the nine months ended September
30, 2001 compared to $10,464,260 for the same period of 2000. The overall gross profit ratio was approximately 62.1%.

(1) SALES. Consolidated sales decreased $687,951, or approximately 6.6%, from
$10,464,260 for the nine months ended September 30, 2000 to $9,776,309 for the nine months ended September 30, 2001. The decrease was a result of increased competitors in the same industry.

(2) COST OF GOODS SOLD. Cost of goods sold as a percentage of sales increased to
37.9% for the nine months ended September 30, 2001 from 37.4% for the nine months ended September 30, 2000. The increase in cost of goods sold was the result of the increase in the cost of materials and overall inflation.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

(3) GROSS PROFIT. Consolidated gross profit decreased $485,550, or approximately
7.4%, from $6,555,735 for the nine months ended September 30, 2000 to $6,070,185 for the nine months ended September 30. 2001. The decrease was a result of decreased sales and the increase of cost of goods sold.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $108,927, or approximately 3.98%, from $2,735,992 for the nine months ended September 30, 2000 to $2,844,919 for the nine months ended September 30,
2001. The increase was due to an increase in travel and advertisement, increased utility prices and increased maintenance and repair expenses.

(5) NET INCOME. Consolidated net income decreased $489,068, or approximately
17.2%, from $2,844,372 for the nine months ended September 30, 2000 to
$2,355,304 for the nine months ended September 30, 2001. The decrease was due to decrease in sales and increase in selling expenses for the Hotel operation with higher operations costs for the Farm operation.

Three Months Ended September 30, 2001 Compared to Three Months Ended
September 30, 2000

The Company generated revenue of $3,483,690 for the three months ended September
30, 2001 compared to $3,709,236 for the same period of 2000: during the 2001 period, the consolidated gross profit ratio was approximately 58.1%.

1) SALES. Consolidated sales decreased $225,546, or approximately 6.1%, from
$3,709,236 for the three months ended September 30,2000 to $3,483,690 for the three months ended September 30, 2001.

2) COST OF GOODS SOLD. Consolidated cost of goods sold increased $43,018 from
$1,417,657 for the three months ended September 30, 2000 to $1,460,675 for the three months ended September 30, 2001. Cost of goods sold as a percentage of sales increased to 41.9% for the three months ended September 30, 2001 from
38.2% for the three months ended September 30, 2000. This increase is the result of general economic conditions and the costs of implementing advanced technological production methods in the Farm segment.

(3) GROSS PROFIT. Consolidated gross profit decreased $268,564, or approximately
11.72%, from $2,291,579for the three months ended September 30, 2000 to
$2,023,015 for the three months ended September 30, 2001. This decease is the result of the increase in cost of goods sold and decreased revenues.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $72,921, or approximately 7.7%, from $948,456 for the three months ended September 30, 2000. The increase was due to an increase in travel and advertisement, increased utility prices and increased maintenance and repair expenses.

(5) NET INCOME. Consolidated net income decreased $226,250, or approximately
23.6%, from $960,664 for the three months ended September 30, 2000 to $734,414 for the three months ended September 30, 2001. The decrease was due to decrease in sales and increase in selling expenses for the Hotel operation with higher operations costs for the Farm operation. DISCUSSION AND ANALYSIS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company reported that net cash provided by operating activities was $1,994,082, net cash used in investing activities was
$59,727, and net cash used in financing activities was $990,381.

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

MANAGEMENT ASSUMPTIONS.

Management anticipates, based on internal forecasts and assumptions relating to operations that existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for, at least, the next 12 months. In the event that plans change, assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), the Company could be required to seek additional financing. There can be no assurance that the Company would be able to obtain additional financing on terms acceptable to it, or at all.

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

                           Part II: Other Information

Item 1:  Legal Proceedings

Not applicable

Item 2:  Changes in Securities

Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5:  Other information

Not applicable

Item 6:  Exhibits and Reports on Form 8-K
             A.   Exhibits

     3(i)    Articles of Incorporation of the Registrant*
     3(ii)   Bylaws of the Registrant*
             Organizational Documents of:
     3.1     Jiaozuo Yi Wan Hotel Co., Ltd. Articles of Association*
     3.2     Shunde Yi Wan Communication Equipment Plant Co., Ltd. Articles of
                Association*
     3.3     Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.
                Articles of Association*
     4      Form of common stock Certificate of the Registrant*
     10.1   Form of Employment Agreement Yi Wan Maple Leaf High Technology
                Agriculture Developing Ltd. Co.*
     10.2   Form of Employment Agreement Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.3   Form of Employment Agreement Shunde Yi Wan Communication Equipment
                Plant Co., Ltd.*
     10.4   Land Use Permits of Yi Wan Maple Leaf High Technology Agriculture
                Developing Ltd. Co.*
     10.5   Land Use Permits of Shunde Yi Wan Communication Equipment Plant Co.,
                Ltd.*
     10.6   Land Use Permits of Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.7   Joint Venture Contract Yi Wan Maple Leaf High Technology Agriculture
                Developing Ltd. Co.*
     10.8   Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.9   Agreement of Shunde Yi Wan Communication Equipment Plant
                Co., Ltd.*

* Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC
File No. 000-33119.

             B.   Reports on Forms 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YI WAN GROUP, INC.
                               -------------------

Date: February 6, 2002           By:/s/ Chang Wan Ming
                                 ---------------------
                                 Chang Wan Ming, President

