Form 10-K
period 2001-12-31
YI WAN GROUP INC
filed 2002-04-01
CIK 1157667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2001

                        Commission file number 000-33119

                               YI WAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                                  33-0960062
(State or other jurisdiction of incorporation)  (IRS Employer Identification No.)

        No. 189 Middle Min Zhu Road
         Jiaozuo, Henan, P.R. China                    86-301-262-3227
    (Address of principal executive offices)    (Registrant's telephone number,
                                                      including area code)

                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                        555 S. Federal Highway, Suite 270
                            Boca Raton, Florida 33432
                                 (561) 416-8956
                             (All communications to)

          (Former name and former address if changed since last report)

           Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
 Common Stock, $.__ Par Value                           None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-K. |_|

     The issuer's revenues for its most recent fiscal year were $13,066,962.

     As of March 29, 2002, there were 16,256,260 shares of our common stock issued and outstanding.

     We have incorporated by reference, our Form 10 Registration Statement.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                     PART I

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........49
Item 6.     Selected Financial Data.........................................50
Item 7.     Management's Discussion and Analysis of

Item 9      Changes in and Disagreements on Accounting and Financial
               Disclosure...................................................55

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..............56
Item 11.    Executive Compensation..........................................60
Item 12.    Security Ownership of Certain Beneficial Owners and Management..62
Item 13.    Certain Relationships and Related Transactions..................64
Item 14.    Exhibits, Financial Schedules, and Reports on Form 8-K..........66

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements

This annual report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report (See Management's Discussion and Analysis of Financial
Condition and Results of Operations") Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

General

                              HOW WE ARE ORGANIZED
                              --------------------

We were incorporated in Florida in May 1999. We are authorized to issue
50,000,000 shares of common stock, of which 16,250,000 shares of common stock are issued and outstanding. We are authorized to issue 20,000,000 shares of preferred stock, of which no shares are issued and outstanding.

We were incorporated to explore the feasibility of acquiring interests in several businesses located in China in which our president, Mr. Cheng Wan Ming, had an ownership interest. On January 1, 2000, we acquired controlling equity interests in three such China registered companies, which had ongoing business operations in the hotel, agriculture, and communications industries in China.
Since our inception, neither we, nor any of our three subsidiaries, have ever been subject to any bankruptcy, receivership or similar proceedings. We are filing this registration statement to become a Securities and Exchange
Commission reporting company and so that our common stock will become quoted on the Over-the-Counter Bulletin Board; however, we have not located a market maker or otherwise made arrangements to have our common stock quoted on the
Over-the-Counter Bulletin Board. Our hotel, agriculture, and communications subsidiaries are described below:

Jiaozuo Yi Wan Hotel Co., Ltd.
------------------------------

On January 1, 2000, we acquired a 90% controlling interest in Jiaozuo Yi Wan
Hotel Co. Ltd., a Sino-Foreign Joint Venture company that was originally formed in China in 1996. The remaining 10% equity interest in our hotel subsidiary is owned by Shun'ao Industry and Commerce Company, a company registered in China.
Our president has a 41.7% ownership interest in Shun'ao Industry and Commerce
Company. Our hotel subsidiary provides upscale lodging, food and beverage, entertainment, and conference and meeting services at:

Jiaozuo Yi Wan Hotel Co., Ltd.
No.189. Middle Min Zhu Road
Jiaozuo, Henan - P.R. China 454150
Tel: 86-391-262-3227
Fax: 86-391-262-3767
Email: YIWAN@PUBLIC2.LYPTT.HA.CN
       -------------------------

Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.
-----------------------------------------------------------------

On January 1, 2000, we acquired a 90% controlling interest in Yi Wan Maple Leaf
High Technology Agriculture Developing Ltd. Co., a Sino-Foreign Joint Venture
that was originally formed in China in 1996. The remaining 10% equity interest in our agriculture subsidiary is owned by Shun'ao Industry and Commerce Company.
Our president has a 41.7% ownership interest in Shun'ao Industry and Commerce
Company. Our agriculture subsidiary produces and sells specialty freshwater fish, fish products, and vegetables, and is located at:

Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.
Maying Village, Zhandian Town, Wuzhi County
Jiaozuo, Henan - P.R. China 454971
Tel:  86-391-759-1632
Fax: 86-391-759-1632
Email: YWCWM1@PUBLIC2.LYPTT.HA.CN
       --------------------------

Shun de Yi Wan Communication Equipment Plant Co. Ltd.
-----------------------------------------------------

On January 1, 2000, we acquired 100% of the equity interest in Shun de Yi Wan
Communication Equipment Plant Company, Ltd., which was originally established as a foreign investment joint venture in China in 1993. This company, our telecommunications subsidiary, manufactures exchange distribution frames equipment, and is located at:

Shun de Yi Wan Communication Equipment Plant Co. Ltd.
No 3., 5th Street Fengxiang Road, Daliang Town
Shun de, Guangdong - P.R. China 528300
Tel: 86-765-222-0984, 222-2097
Fax: 86-765-223-8363
Email: gzsdywt1@pub.sdnet.gd.cn

              ORGANIZATIONAL STRUCTURE OF OUR FOREIGN SUBSIDIARIES
              ----------------------------------------------------

Our 90% owned joint venture hotel and agriculture companies are classified in
China as Foreign Invested Enterprise Joint Ventures. Our wholly owned foreign telecommunications subsidiary is classified in China as a Wholly Foreign Owned
Enterprise company. Both Foreign Invested Enterprise Joint Ventures and Wholly
Foreign Owned Enterprise companies in China are referred to as Foreign Invested
Enterprise companies.

Each of our subsidiaries is registered as independent Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the United States. The respective Articles of Association of our Foreign Invested Enterprise hotel and agriculture subsidiaries provide for a 30 year term while our telecommunications company provides for a 15 year term. The term of our agreements and business licenses for our joint venture hotel and agriculture companies are 30 years. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors of those subsidiaries and approved by the original examination and approval authority in China. We control the board of directors for our joint venture hotel and agriculture companies. In addition, we have the ability to select six of the seven board members for our hotel and agriculture subsidiaries. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations, the termination of the joint venture, which require a unanimous vote.

The term of our business license for our Wholly Foreign Owned Enterprise telecommunications company is 15 years. The term of this venture may be terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. We own 100% of the equity interests of the subsidiary and control the selection of its board of directors.

Each of our three subsidiaries is operated as a separate division, as well as a separate business segment, as defined by generally accepted accounting principles. Detailed financial information concerning the revenues, income and assets of each of our business segments is provided in our financial statements and accompanying notes. Accordingly, we conveniently refer to our three subsidiaries as our:

o    hotel division or hotel company;
o    agriculture division or agriculture company; and
o    telecommunications division or telecommunications company.

              ORGANIZATIONAL HISTORIES OF OUR SUBSIDIARY COMPANIES

Prior to our acquisition of our hotel, agriculture, and telecommunications companies, these companies were owned by:
o    Shun'ao Industry and Commerce Company, a company established under the laws of the People's Republic of China;
o    Canadian Maple Leaf International, Inc., a company established under the laws of Canada and which had an ownership only in our agriculture company;
o    Marco Wan Da Construction, a company established under the laws of Macao, a
     Portuguese overseas territory located in the South China area; and
o    Shun De Zhiyuan Developing Co. (relating to Telecommunications only), a company established under the laws of the People's Republic of China.

As a result of the below-described transactions, all of the individual owners of
Shun'ao Industry and Commerce Company are also our shareholders. In addition, as a result of the below-described transactions we have the following ownership interests in our subsidiaries:

o    90% ownership in our hotel company;
o    90% ownership in our agriculture company; and
o    100% ownership in our telecommunications company.

Jiaozuo Yi Wan Hotel Co., Ltd.
------------------------------

Our hotel division was originally formed in December 1996, as a Foreign Invested
Enterprise Joint Venture in the Jiaozuo City region of Henan Province, China.
Originally, Shun'ao Industry and Commerce Company, a China based company, owned a 70% equity interest in the hotel company, and Marco Wan Da Construction, a company established under the laws of Macao, owned a 30% equity interest. All of the individual owners of the China and Macao based companies are also our shareholders. In November 1999, the China and Macao based companies agreed to transfer 90% of their total equity in the hotel company to us, with 60% being transferred by the China based company and 30% being transferred by the Macao based investor. The amended articles of association, the joint venture contract and the equity transfer agreement among the original joint venture parties and us provide that we assume the total capital contribution requirement of the foreign investor in the amount of RMB 7,500,000, approximately US $906,000, and a portion of the China based company's capital contribution requirement in the amount of RMB 15,000,000, approximately US $1.8 million. In addition, the joint venture contract, the articles and the equity transfer agreement require that an additional investment of approximately US $3 million be made into the hotel company above and beyond the joint venture's registered capital and that we pay our share of the total investment (approximately US $2.7 million) within six months of the issuance of a new business license for the joint venture. These transfers were approved by the Chinese approval authorities; thereafter, the equity split has been 10% for the China based company, while we have a 90%
interest. The original parties in the Hotel joint venture made the required total investment and registered capital contributions to the joint venture.
Accordingly, our obligations to contribute to registered capital and the total investment in the Hotel joint venture have been satisfied by our assumption of
90% of the equity interests of the original partners. Our obligations to the original parties under the equity transfer agreement, however, amount to
RMB 22,500,000 or approximately US $2.7 million owed to the original partners to the Hotel joint venture for their transfer to us of 90% of the joint venture's equity interests.

The Hotel joint venture has recorded a payable of RMB 49,000,000 or approximately US $5.2 million to the original parties in the joint venture. This payable is the result of the reduction of the total investment in the joint venture from the original RMB 99,000,000 or approximately $11.9 million, which was paid in full, to RMB 50,000,000 or approximately US $6 million in the amended joint venture.

Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.
-------------------------------------------------------------------------

Our agriculture company was originally formed in April 1997, as a Foreign
Invested Enterprise Joint Venture, by Shun'ao Industry and Commerce Company, a
China based company, and Canadian Maple Leaf International Inc., a company established under the laws of Canada, in the Jiaozuo City region of Henan
Province, China. The China based company and the Canada based company originally received a 51% and 49% equity interest, respectively. In November 1999, both equity owners agreed to transfer 90% of the total equity of the agriculture company to us, with 41% and 49% transferred by the China based company and the
Canada based company, respectively. The amended articles of association, the joint venture contract and the equity transfer agreement among the original joint venture parties and us provide that we assume the total capital contribution requirement of the Canada based company in the amount of RMB
20,000,000, or approximately US $2.42 million, which was not paid by the
Canadian party to the Farm joint venture. In addition, the equity transfer agreement requires us to pay to the China based company a portion of the contribution to registered capital made by that company in the amount of RMB
16,900,000, or approximately US $2 million. The equity transfer agreement requires that we pay our share of the registered capital (approximately US $2.4 million) within one year of the issuance of a new business license for the joint venture. The articles and the joint venture contract, which reflect the equity transfers, were approved by the appropriate Chinese approval authorities;
thereafter, the equity split of this company has been 10% for the China based investor, Shun'ao Industry and Commerce Company, while we have a 90%
interest.

A new business license was issued for the agriculture company on June 7, 2000.
Until June 6, 2001, we failed to make any contribution payments towards our share of the registered capital. On June 7, 2001, in accordance with a unanimous written resolution of our agriculture company's board of directors, we received an extension to June 7, 2002 to make the required payments.

Shun de Yi Wan Communications Equipment Plant Co., Ltd.
-------------------------------------------------------

Our telecommunications company was originally formed in Shun de City, Guangdong
Province, China, as a Foreign Invested Enterprise Joint Venture in September
1993, by Shun de Zhiyuan Developing Co., a China based company, and Marco Wan Da
Construction, a Macao based company. In March 2000, both the China based investor and the Macao based company agreed to transfer 100% of the equity in the telecommunications company to us, with 35% and 65% being transferred by the
China based company and the Macao based company, respectively. The articles of association provide that we assume the total capital contribution requirements of the enterprise in the amount of US $1,500,000, approximately RMB 12,4000,000.
In addition, the articles require that an additional investment of approximately
$500,000 be made into the telecommunications company, above and beyond that company's registered capital, and that we pay our share of the total investment within one year of the issuance of a new business license for the joint venture.
The articles, which reflect the transfers and establish our telecommunications company as a Wholly Foreign Owned Enterprise, were approved by the appropriate
Chinese approval authorities; thereafter, we own 100% of the telecommunications company.

The original parties in the Telecommunications joint venture made the required and registered capital contributions of US $1,500,000 to the joint venture.
Accordingly, the obligation to contribute to registered capital in this joint venture has been satisfied. Pursuant to the articles of association, we have an obligation to contribute an additional investment of US $500,000 to the joint venture.

A new business license was issued for our telecommunications company on June 22,
2000. Until approximately June 21, 2001, we failed to make the required additional investment contribution to our telecommunications company. On June
22, 2001, in accordance with a unanimous written resolution of our telecommunications company's board of directors, we received an extension to
June 22, 2002 to make this payment.

BUSINESS

DESCRIPTION OF OUR BUSINESS OPERATIONS BY DIVISION

THE JIAOZUO YI WAN HOTEL CO., LTD.
----------------------------------

The Jiaozuo Yi Wan Hotel Co., Ltd., our hotel division, manages and operates an upscale hotel conference and entertainment facility in Jiaozuo City, Henan province. This division focuses on providing lodging, food and beverage, entertainment, and conference and meeting products and services.

The significant events relating to the hotel company's history include:

o    In September 1996, the hotel company purchased the Tengfei Hotel located in the center of Jiaozuo City from the city government of Jiaozuo

o    In  September 1996, the hotel company began extensive renovation and remodeling of its hotel's main building and construction of a 150,695 square foot lobby, commercial and common space addition to the main building. All renovation and construction was completed in October 1996.

o    In 1997, the hotel company began recruiting personnel and developing western style operational and management training systems.

o    In 1997, the Jiaozuo Yi Wan Hotel received certification from the China
     National Tourism board.

o    Recently, our hotel division has focused its efforts on the development of the entertainment operations.

Products and Services
---------------------

Our hotel has the following primary product and service offerings:

o    Lodging operations (including conference and meeting facilities);
o    Food and beverage operations; and
o    Entertainment operations.

The hotel also has an on-site travel agency, bank, business center, and sundries and gift store.

Lodging Operations. The hotel has a total of 158 guest-sleeping rooms on 22 floors consisting of 131 standard guestrooms and 27 suites. All guest rooms are equipped with either double or queen size beds, two telephones, remote controlled television, full mini-bar, work station, large closets, in-room climate control, sitting area and large working desk. Bathrooms include shower and tub, western style toilet, spacious vanity, and complimentary travel sundries. Suites include larger sitting and work areas, a second television, and turn-down service. Executive suites feature all of the above as well as large partitioned livingroom-style sitting area, two bathrooms, including one with a
Jacuzzi tub, fruit baskets, and two daily fresh flower arrangements.

The hotel also has 12 rooms dedicated to meeting and conference space. These rooms service small, medium, and large sized conferences and meetings, and include:

o    Nine small meeting rooms capable of seating up to 20 people. Seven of these rooms have multi-functional seating configurations.  Two rooms have large, fixed position oval conference tables with side gallery space for individual chairs.  All rooms have climate control and private bathrooms.

o    Two conference rooms within the hotel suitable for medium sized meetings of up to 60 people. These rooms feature large fixed positioned conference tables, built-in amplification equipment, and ample side gallery space for additional meeting attendees or small group break-out space.  These rooms also have climate control and private bathrooms.

o    One large, 8,180 square foot, meeting room capable of seating 460 people is configured in an auditorium style with a sloping floor and large front presentation stage.  The room features built-in sound system, lighting capabilities, built-in multi-lingual interpretation equipment, and rear and front screen projection capability.  The room has an attached large reception room and a separate, smaller, private VIP reception room. We believe that this meeting room is the largest non-government room of its kind in the province.

Food and Beverage Operations. The hotel has four food and beverage facilities:
two full service restaurants, a buffet coffee shop, and a lobby bar. The combined capacity of all food and beverage service facilities is 1,500 people, which we believe to be the largest single location of food and beverage facilities in the city of Jiaozuo. All food and beverage facilities are open to the public.

o    Main Floor Restaurant.  The main floor restaurant serves 700 people.  Its decor is considered traditional Chinese and it is comprised of a large main dining room with performance stage, stand-alone bar, two separate banquet rooms and 15 private suite dining rooms.  All suites have deluxe stereo and karaoke equipment and a private bathroom.  Each banquet room has a performance stage and sound system. The restaurant specializes in serving a unique blend of Cantonese and Henan style cuisine.  Additionally, the restaurant has a separate dining area serving 150 people with facilities for private table hot pot dining, a style of dining that requires a table with a center gas flame burner, and overhead table exhaust fan.

o    VIP Restaurant.  The second floor restaurant is a VIP dining facility with
     24 private suites ranging in capacity from 10 to 30 people.  Each suite contains a separate sitting area, large color television, high quality stereo system, karaoke equipment, and private bathroom.  The restaurant specializes in the creation and presentation of haute couture, gourmet cuisine that is fresh; and showcases the hotel's signature culinary style of blended Cantonese and Henan flavors.  Special attention is given to artistic and theatrical presentation of each dish.  Each course of the meal is presented and served to each guest individually.

o    Buffet Coffee Shop.  The buffet coffee shop is located on the main floor adjacent to the hotel lobby and serves 50 people.  The decor is western style, with the restaurant open 24 hours a day. It offers full breakfast, lunch, and dinner buffets of western and Asian style dishes for each meal.

Entertainment Operations. Our hotel division operates the following three entertainment facilities, which are open to the public:

o    Night Club. The nightclub is designed in a Las Vegas club style format with a large floor show performance area and a moveable front stage. The facility has computerized light show capabilities as well as a sound system with special effects capabilities. The floor show viewing area seats 330 people through a combination of floor seating, private booth seating, and private balcony deluxe booth seating. The nightclub is located on the third floor of the main building and specializes in floorshow entertainment as well as celebrity entertainment events, which change weekly. The club offers 19 private karaoke suites suitable for 4-10 people. Each suite includes a serving area, karaoke equipment, and private bathroom.

o    Bowling Alley-Game Room. A 10 lane, Canadian hardwood bowling alley is located on the second floor. The bowling alley system has automatic computerized scoring and overhead display screens for each lane.  The bowling alley sponsors corporate and public tournaments; and provides lessons and items for purchase through a pro-shop. In conjunction with the bowling alley is a large game room offering snooker, pool, and ping-pong tables, and a wide variety of computer simulation games. A small snack bar provides pre-packaged food and beverage items. The bowling alley and game rooms are open 24 hours a day, seven days a week.

o    Sauna-Health Center. The sauna-health center is located on the second floor of the main building.  It offers beauty salon, acupuncture, and massage services, as well as self-guided health relaxation activities, such as soaking tubs, whirlpools, and saunas. The facility includes a beauty salon, waiting lounge, changing facilities, shower area, three large 15-person soaking pools, two large Jacuzzis, wet and dry multi-person saunas, 20 private resting rooms, 20 semi-private massage rooms, large quiet room, 30 private massage suites, and five executive suites consisting of private toilet and shower, sauna, Jacuzzi, massage area, and resting area. The sauna-health center has 100 massage beds and a total capacity of 150 people.

For accounting purposes, our Hotel Operations are divided into three operating segments:
o    Food and Beverage also known as restaurant operations;
o    Lodging; and
o    Entertainment.

Set forth below for each of the last three fiscal years is the percentage of total revenue from each such segment within our Hotel Division which, collectively, accounted for more than approximately 15% of our consolidated revenues during these fiscal years.

1999:
Food and Beverage Operations                                  47.2%
Lodging Operations                                            24.8
Entertainment Operations                                      28.0%
Total of our consolidated revenues                      $7,991,164

2000:
Food and Beverage Operations                                 47.66%
Lodging Operations                                           25.10%
Entertainment Operations                                     27.24%
Total of our consolidated revenues                      $7,794,439

2001:
Food and Beverage Operations                                  48.5%
Lodging Operations                                            25.5%
Entertainment Operations                                      26.0%
Total of our consolidated revenues                       $7,752,916

Suppliers
---------

The raw materials that our hotel division uses are many and varied and common to all hotel and entertainment facilities. A general sampling of these items and their sources are as follows:

Item                            Source
----                            ------
Seafood/vegetable               Yiwan Agricultural Advanced Technology
                                   Development Corporation, Jiaozuo City
Cured meat                      Guangdong Lawei shop, Zhengzhou City
Seafood                         Wuyang Seafood wholesale shop, Zhengzhou City
Seafood                         Haiyang da shi jie shop, Jiaozuo City
Seafood                         Xingli Haiyang Seafood shop, Zhengzhou City
Wine/Beer                       Jinfeng Jiuhang Corporation Ltd., Zhengzhou City
Cigarette/beverage              Donghui wholesale shop, Jiaozuo City
Cigarette/beverage              Youyi company, Jiaozuo City
Cigarette/beverage              Zhenhua shop, Jiaozuo City
General cooking ingredients     Yongsheng Ganxian shop, Jiaozuo City
Daily use Lodging items         Xinya shopping center, Jiaozuo City
Daily use Lodging items         Baolong Shiye Corporation Ltd., Henan Province

Our hotel division maintains a 10-day supply of common consumable goods, such as alcohol products, guest room sundries and similar products, which is considered standard industry practice. We believe that there are a number of alternative suppliers for all of these products.

Seasonal Variations
-------------------

Our hotel division experiences minor seasonal variations in overall revenue:

o    Lodging Operations.  Lodging revenue peaks during the period of April through October. This time coincides with peak vacation travel season and the period of April through June when many Chinese companies hold bi-annual company meetings.

o    Food and Beverage Operations.  Food and beverage revenues peak during the period of January through April. This is the time in the lunar calendar traditionally associated with the Chinese New Year.

o    Entertainment Operations.  Entertainment revenues experience no seasonal variations.

o    Conference and Meeting Operations.  Conference and meeting revenues peak during the periods from April through June and November through December.
     These periods coincide with the times when many Chinese companies hold their biannual meetings and product shows.

Potential Future Growth and Operations
--------------------------------------

Our hotel division is involved in a number or projects scheduled for completion within the next two years. These projects are in the development stage and, accordingly, may never be completed.  These include:

o    Athletic Club. Our hotel division is researching the construction within the existing space of the main building fifth floor, a full-service, state-of-the-art western-style athletic club. The club would include:
     o    Handball and racquetball courts
     o    Indoor lap pool, locker room facilities
     o    Aerobics room with shock resistant flooring
     o    Resistance weight training equipment
     o    Aerobic conditioning equipment
     o    Training center
     o    Lounge area
     o    Athletic pro-shop
     o    Cafe style juice bar

o    Penthouse Suite.  Our hotel division is researching design options for constructing within the existing space of the 21st and 22nd floors of the main building a high quality Presidential Suite. The suite would include:
     o    Indoor pool
     o    Atrium
     o    Meeting conference room
     o    Roof garden
     o    Living room and dining rooms suitable for reception style entertaining
     o    Deluxe kitchen
     o    Jacuzzi
     o    Wet and dry saunas
     o    Private secured access
     o    Private balcony
     o    Two guest rooms

o    Restaurant Expansion.  Our hotel division is researching the feasibility of opening one restaurant in Zhengzhuo City and one restaurant in Beijing. Our hotel division is researching, and has discussed with a number of interested parties, the terms of site specific management and ownership, including acquisition, franchise, partnership, and management agreement, regarding a restaurant opening.  Both restaurants would bear the Yi Wan name and specialize in a unique blend of Guangdong and Henan style cuisine.
     Both restaurants would target up-scale, urban customers.  We have not entered into any specific agreements regarding a restaurant opening and there are no assurances that we will be successful in securing any agreements relating to any such opening.

o    Lodging Expansion.  Our hotel division is researching the feasibility of hotel expansion through franchising the Yi Wan name and hotel-restaurant operating systems. At present, the Jiaozuo Industrial Institute is working with hotel management to draft the initial franchise offering framework.
     The target market for franchise operations would be formerly government owned hotel properties in the northern central provinces.

o    Lodging Association.  Our hotel division is researching the feasibility of joining an international hotel association such as "Leading Luxury Hotels of the World" or similar association.

o    Training Center.  Our hotel division is researching the feasibility of creating a hotel and restaurant management and operation training center.
     The program would utilize the proven training techniques of the Yi Wan developed training systems. The target market would be the owners of recently purchased formerly government owned hotels.  Training facilities would be located within existing space of the employee dormitory and the hotel main building.

If we are successful in completing these projects and implementing them into our operations, we will be required to hire the following additional employees:
Athletic Club:
2 managers
20 employees

Penthouse Suite:
2 managers
15 employees

Restaurant Expansion:
5 managers
60 employees

Lodging Expansion:
3 managers
3 employees

Training Center:
5 managers
30 employees

Our Market
----------

Our hotel is located in the metropolitan city of Jiaozuo, Henan province, and considers the city of Jiaozuo and all communities within a 30-mile radius to be its primary market. Information regarding this metropolitan area is contained in the Market Section relating to our Agricultural Division described above.

Our hotel division has two primary target markets:
o    Travelers
o    Local professionals.

Our "travelers" market includes individual business travelers, individual leisure travelers, and group professional travelers. Our "local professionals"
market includes local individual business and government professionals, and groups of professionals. In China, there are many conferences involving various groups to exchange ideas and share study results, including marketing seminars and fairs and exhibitions from different industries, city-wide, province-wide and nationwide.

Examples of these conferences are:

Meetings held by government agencies:
o    Jiaozuo City No. 8 Women Representatives Meeting, 400 people
o    Henan Province Food Suppliers Planning Meeting, 350 people

Meetings held by companies:
o    Jiaozuo Jinlong Cable Co., meeting of directors, 40 people
o    Jiaozuo Electricity Plant 5th Anniversary Celebration, 400 people

Marketing seminars:
o    Shandong Industrial Machinery Co., product exhibit and sales meeting, 180 people
o    Guangdong Kelon Electronic Co., product exhibit and sales meeting, 120 people

Our hotel division uses a variety of methods to reach its customers, including advertising and promotional events as described below.

Advertising. Our hotel division conducts extensive product promotional advertising in several venues:
o    Local television advertising
o    Airport and train station billboards
o    City promotional materials
o    Local print media
o    On-site point-of-purchase

Promotional Events. These promotional events are chiefly coordinated through our hotel division's sales department in conjunction with its entertainment and food and beverage operations. Primary on-going promotional events include city league bowling tournaments, corporate bowling tournaments, big name celebrity entertainment event ticket give-aways, regional or national cuisine tasting, and other culinary events.

Charitable Giving and Sponsorship. Our hotel division promotes its hotel by corporate sponsorship of charity events and donations to local philanthropic efforts.

Competition
-----------

The hotel industry in China and, in particular, the Henan province is highly competitive. Within the primary market, there are nine hotels licensed by the government to accept foreign guests. Hotels are rated by the National Tourism
Administration in the following areas: fitness, maintenance of fitness, sanitation, service level, and guest satisfaction. The highest rank is five stars. The Jiaozou Yi Wan Hotel is the only four-star-rated hotel in the primary area. There are two three-star-rated hotels in the primary area. For example,
Hilton and Holiday Inn Grand are rated as five stars, which meet the international highest standard. Three star hotels are similar to Holiday Inn
Express. Hotels rated with three stars and above are permitted to accept foreign tourists. The Jiaozou Yi Wan Hotel obtained the title Appointed Tourist Unit issued by the Travel & Tourism Bureau of Henan Province as early as January
1997, thereby permitting it to receive foreign travelers.

Competition Relating to our Lodging Operations
----------------------------------------------

Our hotel division's two main competitors are the Jiaozuo Yueji Hotel and
Jiaozuo Hotel. Both of these hotels are government owned and operated and have received a three-star rating. These two hotels have a combined total of approximately 130 guest rooms, and offer the following services and products:
o    Full service restaurant (less than 200 person capacity)
o    Beauty parlor, business center
o    Sundries and gift store
o    Night club and karaoke suites (150-200 person capacity)
o    Massage service
o    Small and medium sized meeting and conference rooms (less than 100 person capacity)

These competitors engage in some advertising efforts and compete primarily for price sensitive travelers, including budget business, leisure, and group travelers. We also believe that our Hotel Division has the ability to favorably compete against these hotels within its primary markets for the following reasons:
o    Higher quality guest room physical condition, due to recent renovation
o    We believe that these competing hotels are in need of overhaul and renovation
o    Cleaner guest rooms
o    Higher number of in-guest room amenities
o    Higher quality peripheral hotel services (restaurants, entertainment, meeting rooms)

Our hotel division believes that it would take substantial effort for these competitions to match our lodging product.

Competition Relating to our Food and Beverage Operations
--------------------------------------------------------

Our hotel division offers what it considers to be a fresh and innovative fusion blend of Cantonese and Henan style cuisines. This style has become its culinary signature and all menus in each of the three food and beverage facilities reflect this central theme.

To support this strategy, our hotel division has hired 12 chefs from Guangdong and 16 from Henan. Two chefs are designated solely for the production of dim sum, a Guangdong specialty.

To stimulate the generation of new menu items, our hotel division requires each chef to create one new menu item each month and to daily meet and greet a specific number of guests. This program is known as the Chef New Product
Development Program. Chefs are motivated to create new menu items through a bonus system and promotion options. To our knowledge, no other competitor has a similar program.

Our hotel division places heavy emphasis on the purchase of natural raw ingredients and operates a special purchasing program to source these raw ingredients. Our hotel division owns the only industrial size fruit juicer machine in the primary area and is the only facility to offer a wide selection of fresh fruit juices.

Competition Relating to our Entertainment Operations
----------------------------------------------------

Night Club.
Our hotel division faces competition from the two- and three-star hotel nightclubs in our primary market, the Jiaozuo Yueji Hotel and Jiaozuo Hotel, respectively. Both competitors are physically smaller and configured in a social club format featuring a center dance area. Both offer occasional live local entertainment. Neither of the competitors engages in wide promotion effort.

We believe that our hotel division has the ability to favorably compete because the hotel has:
o    Higher quality lighting and special effects capabilities
o    Higher quality sound system
o    Distinctive atmosphere created through internal architectural detail and decoration
o    Larger physical size
o    Greater seating variations, including floor table, booth, and the deluxe balcony booth
o    Unique floor show offering
o    Greater variety entertainment (weekly changing floor show programs)
o    Unique "big name" celebrity entertainment events (no other entity in the province offers these events)
o    Higher quality karaoke suites

Trademarks, Licenses and Concessions
------------------------------------

Our hotel division has registered the Jiaozuo Yi Wan Hotel Co., Ltd. name and the Yi Wan hotel operations logo with the Ministry of Administration and
Trademarks. Our hotel division has a business license in China, which currently expires in December 2027. The trademark is registered in perpetuity provided yearly fees are paid.

Our hotel division is considered to be a foreign investment joint venture by the government in China and receives special income tax treatment from both the provisional (Jiaozuo City) and central government in China, which concessions were granted in 1997. Under the special tax treatment, the hotel company was exempt from central and provincial government income tax for the years ended
December 31, 1997 and 1998, followed by a 50% reduction in the central and provincial government income tax for the next three years ended December 31,
1999, 2000, and 2001. When this status expires, our hotel subsidiary will be subject to central government income tax at a rate of 30% and a 3% provincial government income tax.

The China National Tourism Board is the central government agency in China that establishes regulations and requirements for the entire nation. The Travel and
Tourism Board of Henan Province is a legal government agency that governs compliance to the central government's regulations and requirements that a hotel must meet to be qualified to receive foreign travelers, as follows:
o    A high standard operating facility, including building and equipment;
o    A qualified management and service team;
o    A facility equipped to provide service to tourist groups; and
o    A facility that meets the health and fire safety standards.

An initial certification and annual review is conducted by the Travel and
Tourism Board of Henan Province to be qualified to receive foreign travelers. If a hotel fails to meet the above standards, the certification may be withheld.
Our hotel received its certification on January 1, 1997 which has been renewed every year up to and including January 2001. Our next annual inspection is scheduled for approximately January 2002.

Employees
---------

As of December 31, 2001, our hotel division employed a total of 595 full-time employees, comprised of approximately 60 management personnel and 535 employees.

Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.
-----------------------------------------------------------------

History
-------

Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co., our
agriculture division, raises and sells specialty aquatic products, such as perch, shrimp, crab, and soft-shelled turtles. In 1997, this agriculture company acquired a land use permit from the Jiaozuo City government for three parcels of land comprising 231 acres located near the southeastern perimeter of Jiaozuo. In
1997 and the first quarter of 1998, our technology agriculture company recruited technical staff and constructed farming facilities. In 1998, the agriculture company entered into several research and development and training agreements with Henan Agricultural College, Zhanjiang Sea Products College, and
the Shenzhen Sea Products Institute. In 1997, the agriculture company began limited cultivation of a wide variety of seasonal land-based vegetable crops.

Principal Products
------------------

Our agriculture division produces four major products, for which it derives over
90% of its annual revenues. Those products, which are considered traditional gourmet items to the culinary palette of people in China, are as follows:
o    Fresh water shrimp
o    Fresh water crab
o    Soft-shell turtle
o    Perch

Ancillary Products
------------------

Our agriculture division also produces a variety of vegetable crops, including tomatoes, cabbage, and carrots from which it derives less than 10% of its total revenues.

Operations
----------

The main features of our agriculture division's production technology are:

o    Water Technology. Technologies, which allow shrimp to be born in salt water and raised in fresh water. The mature shrimp grow to twice the size of shrimp produced in salt water.

o    Production Space. Technologies, which allow for stacked production surface areas for crab and shrimp within a single tank.  This high density production technology yields increased production volume as well as production efficiencies.

o    Oxygenation. Technologies to oxygenate the water in which products are raised allow for the continual maintenance of optimum water oxygen content as well as allowing for higher density production areas.

o    Water Flow. Technologies to circulate the water in which the product is raised, known as micro-flow water circulation, allow for the continual maintenance of optimum water flow conditions as well as allowing for higher density production areas.

o    Water Purification. Organic technologies purify the water, in which products are raised, which eliminates contaminates often associated with chemical water purification. We believe that this technology results in better taste and a healthier product.

o    Ion Separation.  Separation technologies remove heavy metal ion from the water in which the products are raised.  We believe that separation technologies promote more rapid growth of our agriculture company's products.

o    Climate and Water Temperature Control. Technologies to maintain optimal water and ambient air temperatures for all products allow production of products in optimum conditions throughout the year regardless of seasonal weather variations.

There are several primary factors that could affect the production process of our agriculture division, including:

o    Disease.  Although we take precautions necessary in the areas of disease prevention and disease testing, a new, unforeseen, and potentially non-treatable disease may occur in the future.

o    Flooding.  Although the national and local governments have increased flood control efforts within the past year, our agricultural facility, due to its close proximity to the Yellow River, may experience flooding in the future.

Our agriculture division endeavors to provide products upon customer demand.
Because of its inability to rush production to meet demand, we must keep a sizable volume of product in the work-in-process stage of production.

Within our agriculture division, the following products accounted for the following percentage of revenues from 1999 to 2001:

                                   1999         2000      2001

Crab                                37%          29%      20.8%
Shrimp                              31%          33%      27.5%
Perch                               15%          15%      16.3%
Soft-shell turtle                    9%          13%      35.4%
Vegetables                           8%          10%         0

Seasonal Variations
-------------------

Our agriculture division experiences seasonal variations in revenue from the sale of its products. The reasons for these variations include:

o    Aquatic Products. Revenue from the sale of aquatic products peaks during the period of January through April, which is the time in the lunar calendar traditionally associated with the Chinese New Year. We have the only indoor production facility in the province capable of producing products in the freezing temperatures of winter.

o    Vegetable Products.  Revenue from the sale of land-based vegetable products peaks during the growing season of April through November.  We do not generate revenue from vegetable production during the non-growing season.

Suppliers
---------

For the aquatic products and feed, our agriculture company has one year contracts with certain suppliers. However, no price and no purchase quantity are set in the purchase contracts. Prices may vary based on the market price. The quantity purchased varies depending on our production plans.

We purchase hatchling perch, shrimp, crab, and soft shell turtles to raise. Our current sources of these fish are:

o    Aquatic Product Research Institute, Shenzhen City, Guangdong province
o    Gong Cheng Trading Company, Zhanjiang City, Guangdong province
o    Jiang Xing Fishing Company, Shun de City, Guangdong province

Purchases of other raw material are purchased from:

o    Jiaoxi Coal Transportation Company of Jiaozuo Mineral Bureau, Jiaozuo City,
     Henan province, provides coal.
o    It of Agricultural Materials of Wuzhi County, Henan province, provides fertilizer, pesticides, and seed.
o    Jiaozuo Wujaohua Materials Supply Centre, Jiaozuo City, Henan province, provides fertilizer, pesticides, and seed.
o    Zhengzhou Mingda Co., Ltd., Zhengzhou City, Henan province, provides fish food.

Our agriculture division has a number of sources of alternative vendors for raw materials. We believe that we maintain good relationships with our current suppliers. Management does not expect any difficulty in finding other suppliers in the event that our existing supplier relationships would terminate.

Possible Future Operations Plans
--------------------------------

During 2001, as a result of highway construction, the FARM has lost its source of natural water necessary to raise and grow the farm's products. The FARM has ceased its operations during December 2001 and management is in the process of formalizing a plan to dispose of the FARM operations. The FARM is also in negotiation with the local government concerning their land use right and alternatives concerning the ultimate use of the land. Subsequent to December 31,
2001 there has been no formalized plan adopted to dispose of the FARM's operations and no provision has been made within financial statements for the year ending December 31, 2001 for the ultimate disposition of the FARM's operation.

Trademarks, Licenses, and Concessions
-------------------------------------

In 1997, our agriculture company acquired land use permits from the government for three land parcels comprising approximately 237 acres. These permits allow us to conduct our operations on those parcels for a 50-year period. Our
Agriculture Division has also obtained a business license with a term from April
1997 until August 2028. We currently have no patents or trademarks relating to our Agriculture Division.

Our agriculture company qualifies as a foreign investment joint venture by the government in China and receives special income tax concessions from both the provisional and central government in China, which were granted in 1997. Under this special tax treatment: (a) our agriculture subsidiary was exempt from central and provincial government income tax for two years, starting with its first year of profitable operations, which was for the years ended December 31,
1997 and 1998; (b) followed by a 50% reduction in the central income tax; and
(c) a 100% exemption from provincial government income tax for the next three years ended December 31, 1999, 2000, and 2001. When this status expires, our agriculture company will be subject to a 30% central government income tax and a
3% provincial government income tax.

In 1996, China adopted the United States/China Intellectual Property Rights
Agreement. This agreement was adopted in conjunction with China's increased efforts to enforce domestic and international property rights within China.
Trade secret technologies are protected in China under the PRC Anti-Unfair
Competition Law, adopted on September 2, 1993. Under this law, technical and management information, including designs, processes, formulae, production techniques and methods that are unknown to the public and of practical economic value are protected. Similar to U.S. trade secret laws, the owner of such property must take reasonable protective measures to keep the relevant information secret.

Internal company enforcement of trade secret rights in China is commonly accomplished through a monetary reward system. There can be no assurance, however, that this system will be effective if the reward levels are insufficient to provide an incentive for the reporting of trade secret violations.

External enforcement in China regarding trade secret violations is accomplished through administrative complaints filed with the State Administration for
Industry and Commerce agency or the corresponding local Administration for
Industry and Commerce office. Articles 5, 6, 7 and 9 of the SAIC Certain
Provision Concerning the Prohibition of the Infringement of Trade Secrets
provide the agency with wide ranging powers to investigate, enjoin and fine violators of trade secrets. In addition, owners of trade secrets can petition the civil courts for damages under the PRC Anti-Unfair Competition Law. The effectiveness of these enforcement techniques, however, is dependent upon the extent of local protectionism and the lack of experience of local officials in the application of a relatively new body of substantive law.

Our agriculture company has obtained its technologies by the use of traditional technologies or new technologies developed by its research and development department. In addition, our agriculture company has contracted with other research institutes to develop new technologies.

The traditional technologies that we use are the basic and common technologies used in the agriculture industry in China, examples of which are: (a) water technology which allows shrimp to be born in salt water and raised in fresh water; (b) oxygenation technology which oxygenates the water in which aquaculture products are raised; and (c) ion separation which uses separation technology to purify the water in which aquaculture products are raised. Because these traditional technologies are standard in the aquaculture industry, there are no patents on such standard technologies. As such, these technologies are not subject to patent infringement.

Because agriculture technologies are characterized by rapid change, we have chosen not to apply for patents. To protect our proprietary technologies from unauthorized use or disclosure we attempt to retain and maintain employee loyalty to our agriculture company through a higher wage scale. Our director/manager and ten technicians in the research and development department have been employed at our agriculture company since its inception. When we contract with other research institutes, we require a "confidential period"
which prevents our contracting research institutes from using our technologies or disclosing them to outside parties. These confidential periods vary in length depending upon new technology being developed and technology obsolescence;
however, because these technologies are characterized by rapid change, the confidential period typically ranges from six to twelve months.

There are no assurances that our methods of protecting our proprietary technologies from unauthorized use or disclosure will be effective if: (a) our monetary award system is insufficient to provide an incentive for the reporting of trade secret violations; (b) external enforcement by government officials is ineffective, minimal or non-existent; (c) we fail to take reasonable protective measures to keep relevant information secret.

Number of Employees
-------------------

As of December 31, 2001, we had 20 full-time employees. These employees consist of 5 managers and 15 employees.

Shun Di Yi Wan Communication Equipment Plant Co. Ltd.
-----------------------------------------------------

The business of Shun de Yi Wan Communication Equipment Plant Company, our
telecommunications division, focuses on:

o    Designing and manufacturing telephone network switching component parts for use in telephone main distribution frames; and

o    Manufacturing and selling assembled telephone main distribution frames.

A telephone main distribution frame connects a company's or individual's internal telephone system to the telephone company's external lines.

Our telecommunications division's initial design and production efforts focused on developing analog switching component parts and the manufacture of a series of analog main distribution frames. Recent design and production efforts have expanded to include digital switching component parts and the manufacture of digital telephone main distribution frames.

Some of the significant events in our telecommunications division's history include:

o    In 1995, our telecommunications company earned the award for product excellence and development from the National Ministry of Post and
     Telecommunications, also known as the Ministry of Information and Industry in China.

o    In 1996, our telecommunications company received two patent certificates in
     China from the Ministry of Trademarks and Patents for design of a switching component part and a tool used in the assembly and on-going maintenance of telephone main distribution frames which provides for patent protection in
     China only.

o    In 1996, our telecommunications company received the public verbal commendation for product excellence and contribution to the development of the nation from the Vice Minister of the Ministry of Posts and
     Telecommunication, Mr. Xie Gaojue.

o    In 1997, our telecommunications company produced in China the telephone switching equipment industry's first intelligent management system software used for the monitoring and management of telephone distribution frame performance.  Although the main distribution frame management system is not proprietary software, our telephone communications manufacturing company has encrypted the software to protect its patent on the equipment.

Products and Services
---------------------

Our telecommunications division specializes in producing communication connecting and distributing equipment called main distribution frames for telephone exchange systems. A main distribution frame is the main distribution facility of a network, often described as a main hub or central hub, which is used as the starting point of a site network. The main distribution facility is typically used where the outside telephone line connections and internal telephone line routers converge.

There are three primary types of main distribution frames:

o    Analog - Standard telephone line, some times referred to as plain old telephone service.

o    Digital - Often referred to as integrated services digital network or referred to as ISDN, a digital line registers the human voice over the telephone network using a stream of ones and zeros.  The effectiveness of
     ISDN allows many advanced features to be programmed on these phones, including multiple call appearances and data transmission.

o    Optical - Uses fiber optic light cables that have larger capacity, higher speed, and wider bandwidth than ISDN.

Our telecommunications division manufactures two types of analog and one type of digital main distribution frames. In addition, this division produces its own component parts and assembles them into distribution frame configurations at its manufacturing facility. The component parts and peripheral frame parts are stored in inventory until an order is received. At the time an order is received, parts are drawn from inventory and assembled to meet the customer's specifications within existing product line parameters. The product is then transported to the customer via third party delivery. Upon arrival at the customer's site, a sales technician assists the customer in the installation of the distribution main frame and reviewing operating procedures.

Every model produced by our telephone communications manufacturing company can be specially designed to have different capacities according to the clients'
requirements for the nature and quantity of the lines. All of the distribution frames can be combined, coupled, and matched to become a distribution frame system with a much larger capacity.

Our telecommunications division experiences seasonal variations in revenue from the sale of its products. Because the majority of this division's customers are divisions of government ministries, its revenue stream closely follows the government schedule of planning and procurement. Because ministries plan and petition the government for funds to purchase equipment during the period from
March through June, revenue is at the lowest point of the year during this period. During the period of July through December ministries place orders; as a result, revenue peaks during the months of September through December. During the period of January through February, final orders are filled and revenue begins to decline.

Suppliers
---------

The primary suppliers of raw materials to our telecommunications division, which are located within an approximately 1300 mile radius are:
o    Sanshui Jin Hu Industrial Plastic Plant
o    Foshan No. 8 Telecommunication Co.
o    Foshan Wanxin Information Technology Co.
o    Zhuhai Economic Special Zone Southeast Electronic Co.
o    Shun de Lecong Trading Mall
o    Shun de Lunjiao Jizhou Weiye Paper Box Plant
o    Zhangjiaogang Electronic Plant
o    Simens Vacuum Component Co. Ltd.
o    Guangzhou Non-ferrous Metal Graduate School
o    Changshu Linzhi Electronic Co., Ltd.

Seventy to eighty similar supplier companies are located in the same area as the above suppliers. Consequently, we do not believe that our telephone communications manufacturing company would have any difficulty in locating alternative suppliers.

Market
------

The level of telephone network development varies greatly among China's various regions. Generally, the level of development is highest in the southern and coastal provinces where the majority of the market for our telecommunications division is located. At present, large portions of China are not sufficiently developed from a technological standpoint to utilize telephone network distribution technologies. However, the national government has acknowledged that China's central province areas are where the next wave of economic development will occur. To this end, our telecommunications division has targeted the northern central provinces as a secondary target market area.

In China all public telephone communication is coordinated by the government's
Ministry of Information and Industry, formerly known as the Ministry of Post and
Telecommunications, through a series of municipal ministry agencies. There are no private telephone service providers. Additionally, other national ministries maintain their own separate telephone communication networks.

Our telecommunications division's primary customers are municipal agencies of the national Ministry of Post and Telecommunications, other national government ministries such as the Ministry of Rail Transportation, Ministry of Electric
Power, the People's Liberation Army, and large government and private businesses. Its principal customers are either local or national government entities that could cancel an order or renegotiate the terms of sale at any time. However, since all production is on a per job basis and there are no long-term production agreements, the risk of cancellation or renegotiating is no greater than with any non-government customer.

In order to sell its product to government entities, our telecommunications division is required to obtain a permit from the Ministry of Information and
Industry. This permit is granted each year and is based on inspection of product quality and the company's operations. Failure to obtain this permit could reduce our revenues derived from Shun de Yi Wan Communication Equipment Plant Company.

Potential customers in China are primarily obtained through sales calls or visits from its sales staff. In addition, our telecommunications division undertakes the following activities:

o    Trade Shows. Promotion of its brand name through active participation in trade shows throughout China.  Participation often includes keynote seminar presentations.

o    Advertising.  Promotion of its brand name through on-going advertising in industry trade publications and by maintaining a listing on the Ministry of
     Post and Telecommunication Internet website.

o    Public Relations.  The sales department promotes the telecommunications division's brand name by maintaining an active and on-going "client focused" public relations effort. This effort includes frequent telephone communication, on-site visits, and complimentary entertaining and gifts to existing clients.

o    Industry Trade Articles.  Promotion of its brand name by frequently contributing to trade publications research articles that highlight technological trends and developments.

Our telecommunications division only uses in-house sales persons. Each individual sales person receives commissions of 1.5 - 2% of total sales.

Licenses, Trademarks, and Patents
---------------------------------

Our telecommunications division has registered its name and its logo with the
Ministry of Administration and Trademarks.

The term of our telecommunications division's business license is from September
1993 to September 2019, which permits it to operate as a company in China for that period. Business licenses in China are granted only for a specific period of time. Upon a business license expiration date a company must make a reapplication for a new license.

Our telecommunications division has received two patent registrations from the
Ministry of Administration and Trademarks in China; the patents are registered in perpetuity, provided yearly fees of $7,300 are paid to the Ministry of
Administration and Trademarks:

1.   A component part used in the assembly of analog telephone main distribution frames registered as patent number 235727.
2.   A tool used by customers to simultaneously install two wire clips into a distribution frame, registered as patent number 213907.

Competition
-----------

The business of our telecommunications division is highly competitive. Many companies that have greater capital resources and more established reputations provide the same products and services that our telecommunications division provides. If competitors lower their prices or our telecommunications division is forced to lower its prices, our revenues derived from this division may be reduced.

Moreover, our telecommunications division's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, our telecommunications division's competitors may be able to devote greater resources to the development, promotion, and sale of their products and services.

Nationwide, there are 60 companies in China licensed to produce telephone distribution switching equipment. Competitors compete chiefly on the basis of price and technological capabilities. Thirty of the 60 companies licensed by the government to produce and sell telephone distribution frames in China are approved by the government in China to be suppliers, one of which is our telecommunications division. Of these 30 companies, the four largest competitors have a combined market share of 60%. Our telecommunications division has an approximately 10% market share according to the China Telecommunication Industry
Annual Report for the period from 1996 to 1999 published by the Ministry of Post and Telecommunications. According to the same publication, the total demand for telephone distribution switching equipment in China is 21,480,000 lines nationwide, and our telecommunications division's sales are approximately
2,000,000 lines.

Future Product Research and Development
---------------------------------------

Our telecommunications division's plan of operations over the next 12 months will primarily consist of its research and development into various proposed products, as follows:

Digital Switching Components

Our telecommunications division is involved in research and development projects concerning production of component parts capable of utilizing digital switching technologies and the manufacture of digital switching telephone main distribution frames. We produce a limited line of digital switching components and manufacture one digital switching telephone main distribution frame. We are also researching our building an expanded product line of digital switching telephone main distribution frames.

Optical Switching Components

Our telecommunications division is involved in a number of research and development projects concerning the production of component parts of optical switching telephone main distribution frames. At present, our telecommunications division does not posses the technology to produce optical switching components or optical switching telephone main distribution frames.

Conference Language Interpretation System

Our telecommunications division is in its advanced stages of research, development, and testing of equipment suitable for multi-lingual conference communication, and audience response tabulation. This product is based on existing switching component technologies and is capable of five language channel simultaneous communication, audience voting tabulation, and five category multi-choice response tabulation. The product utilizes touch pad technology and is capable of visually communicating information on each audience member's screen. There are two versions of this machine in the testing phase:
one intended for audience sizes from 1-100 persons and the other intended for audience sizes from 101-400 persons. The results of these tests have been very favorable with the results of the smaller unit showing slightly fewer required modifications than the larger unit. We are proceeding with on going testing and modification of both units.

Our telecommunications division spends the following funds for research and development purposes:
1999 - 104,391 RMB or approximately U.S. $12,600

2000 - 61,398 RMB or approximately U.S. $7,400

2001 - 80,000 RMB or approximately U.S. $9,638

In order to complete these projects, it will need to spend at least:
Digital Switching Components     8,800,000.00 RMB
                                    or approximately U.S. $1,060,000.

Optical Switching Components     6,100,000.00 RMB
                                    or approximately U.S. $736,000.

Conference Language
       Interpretation System     8,000,000.00 RMB
                                    or approximately U.S. $970,000.

We anticipate that these funds will be provided from our telecommunications division's operating cash flow.

We anticipate hiring the following additional employees over the next 12 months to accomplish our research and development projects: 10 technical employees.

Number of Employees
-------------------

As of December 31, 2001 we had approximately 130 full-time employees, consisting of 20 managers and 110 employees.

DOING BUSINESS IN CHINA AND GOVERNMENT REGULATIONS IN CHINA

CHINA'S ENTRY INTO THE WORLD TRADE ORGANIZATION
-----------------------------------------------

China became a member of the World Trade Organization (WTO) on December 11,
2001. The WTO is the only international organization dealing with the global rules of trade between nations. Its main function is to ensure that trade flows as smoothly, predictable and freely as possible. The WTO is the successor to the
General Agreement on Tariffs and Trade (GATT). China's entrance into the WTO potentially will bring profits, and challenges as well, particularly for the following industries:

     Agriculture - Overall average tariff on agricultural products are reduced to 17 percent by 2004. For U.S. Priority products, the reductions are greater, dropping to 14.5 percent. China agreed to lift immediately, upon signature of three bilateral agreements, "unjustified food safety bans on wheat, citrus and meat, resolving protracted disputes."

     Telecommunications  - China  agreed to drop geographic restrictions on imports of pagers, mobile/cellular phones and domestic wire-line services within six years of entry into the WTO. China will also allow up to 49 percent foreign ownership of all services and 51 percent foreign ownership for value added and paging services within four years of entry.

     Banking - China agreed to allow foreign banks to conduct business in local currency within two years.

     Insurance - Foreign ownership of life insurance firms of up to 50 percent will be allowed upon WTO entry, increasing to 51 percent after one year.
     Non-life and reinsurance firms will be allowed to take a 51 percent stake in a joint venture immediately and be permitted to form wholly-owned subsidiaries in two years.

     Technology - By the year 2005, China will eliminate tariffs on semiconductors, computers computer equipment, telecommunications equipment and other technology products.

     Autos - Reduction in auto tariffs from their current 80-100 percent to 25 percent in 2005, with auto parts tariffs cut to an average of 10 percent.
     Quotas on auto imports will be phased out by 2005.

     Travel and Tourism - China agreed to allow unrestricted access to the
     Chinese market for hotel operators immediately upon WTO entry, with 100 percent foreign ownership allowed within three years of entry.

     Chemicals - China has pledged to reduce tariffs to the levels of other WTO members of around 5.5-6.5 percent.

     Wood and Paper - Tariffs cut from present levels of 12-18 percent for wood and 15-25 percent for paper to between 5 and 7 percent.

China's WTO membership brings opportunities to achieve greater market share, introduce a wider range of products and services, streamline corporate structures, and gain control over distribution and after-sales services.

China's WTO membership will likely leave far-reaching influences on China's domestic industries. Chinese enterprises may benefit from multinational management experience of other countries and, as a result, change their management structure, possibly leading to business innovation and increased international business. Some industries that previously enjoyed high tariff protection, however, such as automobiles, agriculture, oil refining, chemical fibers and drugs, will experience operational difficulties as tariff rates are lowered, market access expands and intellectual property protection is tougher.

Agriculture:

In the next 5 years, China will reduce its average tariff rate on agricultural imports from 22 to 17,5 percent. In the meantime, China will also reduce many of its current non-tariff barriers to trade. This will result in the removal of export subsidies, accepting international quarantine standards for food products, enlarging import quotas significantly for major agricultural commodities and allowing private traders to participate in international trade.

Now that China has entered the WTO era, the agricultural sector is facing a higher demand for food as a result of population and income growth, as well as an enlarged export market. Fast development of the economy will provide farmers such as our farm division with more non-farming employment opportunities. New technologies, especially information technology and biotechnology will increasingly be available to farmers. New government regulations will be more market-oriented. However, farmers such as our farm division still struggle with uncertainties in land tenure system and suffer from heavy tax and levy burdens.
Small farm scale makes it costly for farmers to adopt new technology. Moreover, we are facing the competition of cheap and high quality agricultural imports as a result of the WTO entry.

Telecommunications

According to the terms of WTO membership, tariffs on IT products, such as computers, semiconductors, and all internet-related equipment will fall from the current average of 13.5% to 0% by the year 2005. Foreign participation in
China's basic wireline telecom services will be permitted. Foreign participation in basic telecom services will be allowed from 25% to 49% in about six years after China's WTO entry, while geographic restrictions on different telecom services will be phased out within five or six years.

An increase in the number of network operators could bring more business opportunities to domestic equipment manufactures. Lower tariffs on telecom equipment could have a limited impact as domestic makers do not count on protection from high tariffs.

China's domestic telecom equipment manufacturers have as a whole achieved breakthroughs in their development. The digital switching systems, which enjoy independent intellectual property rights, have reached advanced international standards. The signal and command systems, network administration systems, ISDN, interfaces for various services and software functions are more suitable for the
Chinese telecom network. For these enterprises, such as our Telecommunications division, China's WTO entry not only clears the way for us to march into the international market, it also brings us more opportunities for further development.

Hotel and Tourism

The accession into the WTO will provide opportunities for China's tourism industry. The tourism sector in China will become more proactive in Asia and play an important part in the global tourism market. China's accession into the
WTO will have a number of positive effects on inbound tourism in China. First, it will be conducive to optimizing the development of all sectors related to inbound tourism such as the financial industry, the information industry, and the auto industry. Second, it also will be conducive to establishing operational mechanisms that conform to international management practices so as to provide an ideal situation for the development of inbound tourism. Third, it will be conducive to increasing international arrivals. By becoming a WTO member, China agreed to allow unrestricted access to the Chinese market for hotel operators with the ability to see up 100 per cent foreign-owned hotels in three years, with majority ownership allowed upon accession. Thus, foreign hotels with modern management concept, service standards, by virtue of their advantage in scale, customers, brands and network, will compete with our tourist enterprises and hotel services.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA
--------------------------------------------------

All of our subsidiary companies operate from facilities that are located in the
People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

Environmental Compliance
------------------------

Our Hotel, Agriculture, and Telecommunications divisions are subject to the
People's Republic of China's national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing and other operations of our three operating divisions are in compliance with all applicable environmental laws, including those laws relating to air, water, and noise pollution.

Bureaucratic Review and Approvals and Applicable Laws in China Affecting Our
----------------------------------------------------------------------------
Subsidiaries:
-------------

The Chinese government's involvement and influence in the operation of joint venture companies is limited to a well defined legal/bureaucratic infrastructure in three areas operated through three separate State entities:

1. Review by Foreign Investment Commission
   ---------------------------------------
Foreign Invested Enterprise joint ventures must be reviewed by the Foreign
Investment Commission, or its delegate, for approval as a Foreign Invested
Enterprise. Changes in ownership identity or registered capital of a Foreign
Invested Enterprise must be reviewed and approved by the Foreign Investment
Commission.

2. Industrial and Commercial Registration Administration Bureau
   ------------------------------------------------------------
A Foreign Invested Enterprise must have a business license to operate, which is issued by the Industrial and Commercial Registration Administration Bureau. In
addition, any change in a Foreign Invested Enterprise's ownership must be reported to this bureau for a reissue of a business license.

3. Laws Associated with State-Owned Enterprises
   --------------------------------------------
The Chinese partners in joint venture Foreign Invested Enterprise companies or
Sino-Foreign Equity Joint Ventures may be State-Owned Enterprises. State-Owned
Enterprises have defined rights and areas of authority regarding a joint venture as set forth in the joint venture's articles of association and the joint venture contract. As such, the Foreign Investment Commission and the Industrial and Commercial Registration Commission have a limited, defined area of operation, responsibility, and authority. As discussed below, none of these State entities has the ability to change the laws, the articles, or the contracts governing the rights, obligations, operation, or existence of joint venture companies. Further, the minority partners in our joint venture companies are not
State-Owned Enterprises. As a non-State-Owned Enterprise, the minority partners have no direct relationship with the People's Republic of China government.

Sino-Foreign Invested Enterprise Laws: FIE Laws

Both of our joint venture companies are Sino-Foreign Equity Joint Ventures established under the law of the People's Republic of China in accordance with the People's Republic of China Sino-Foreign Equity Joint Ventures Law, or EJV
Law. Article 2 of the EJV Law, which provides as follows:

     The Chinese Government, pursuant to the provisions of agreements, contracts, and articles of association that it has approved, shall protect in accordance with the law the investments, distributable profits, and other lawful rights and interests of foreign investors.

Further, the EJV Law provides:

     The State shall not subject joint ventures to nationalization or expropriation.  In special circumstances, however, in order to meet the requirements of the public interest, the State may carry out expropriation against a joint venture in accordance with legal procedures, but corresponding compensation must be made.

The first provision set forth above reflects the principle that the State must protect the interest of the foreign investor based upon an approved Joint
Venture Contract and Articles of Association. This would extend to the control provisions in the contracts and articles, as control is one of the rights and interests of the foreign investor in a majority-owned EJV. The second statement reflects the power that all national governments, including that of the United
States, reserve to them.

In addition, Article 33 of the Implementing Regulations to the Equity Joint
Venture Law provides that "the highest authority of a Joint Venture shall be its board of directors, which shall decide all major issues concerning the Joint
Venture." Thus, control over the Joint Ventures is vested in the board of directors, not in the State. While it is true that the State retains ultimate control of State-Owned Enterprises, Equity Joint Ventures are not State-Owned
Enterprises, but are an entirely separate category of enterprise under the law of the People's Republic of China. While the State can influence the operations of a joint venture where a Chinese party is a State-Owned Enterprise, legally it can do so only through the party's representatives on the Joint Venture board of directors.

Our wholly-owned subsidiary, Shun de Yi Wan Communication Equipment Plant
Company Co. Ltd., exists in accordance with the People's Republic of China
Wholly Foreign-Owned Enterprise Law, or WFOE Law. Article 8 of the WFOE Law
provides as follows:

     An enterprise with foreign capital meets the conditions for being considered a legal person under Chinese law and shall acquire the status of a Chinese legal person, in accordance with the law.

Further, the WFOE Law provides in Article 4:

     The investments of a foreign investor in China, the profits it earns and its other lawful rights and interests are protected by Chinese law.

And, in Article 5:

     The state cannot nationalize or requisition any enterprise with foreign capital. Under special circumstances, when public interest requires, enterprises with foreign capital may be requisitioned by legal procedures and appropriate compensation shall be made.

As with the Equity Joint Venture Law, the first two provisions set forth above reflect the principle that the State must protect the interest of the foreign investor based upon approved Articles of Association. The third statement reflects the power of all national governments, including the United States that are reserved to them.

Finally, with respect to the potential retroactive effect of any laws passed concerning existing joint ventures, Article 40 of the Foreign Economic Contract
Law, or FECL, which was adopted in 1985, provides as follows:

     Even if the law makes new provisions, contracts for Sino-Foreign Joint
     Ventures, Sino-Foreign Cooperative Joint Ventures, and for Sino-Foreign
     Cooperative Exploration and Exploitation of natural resources which have already been approved by a competent authority of the State, may still be performed according to the stipulation of those contracts.

Accordingly, as the above laws indicate, the only realistic method by which the
Chinese Government can effect the operation of these Foreign Invested
Enterprises is provided by the respective Articles of Association. Those
Articles, combined with the Foreign Invested Enterprise laws, provide that the
Chinese Government does not and cannot have an intrusive role in the affairs of a Foreign Invested Enterprise company. To the contrary, those laws place a continuing duty on the government to ensure that the rights of foreign investors in Foreign Invested Enterprise companies, as expressed in the approved provisions of Articles of Association, are protected and preserved.

Foreign Companies Doing Business in China
-----------------------------------------

There are three standard investment vehicles for foreigners doing business in
China:
o    Equity Joint Venture
o    Cooperative or contract Joint Venture
o    Wholly Foreign-Owned Enterprise

Each of these investment vehicles is known as a Foreign Invested Enterprise.
The applicable legal framework for the establishment and continuation of Foreign
Invested Enterprise laws is as follows:

     General    - People's Republic of China Foreign Economic Contract Law

     Accounting - People's Republic of China Accounting Law
                - Laws Concerning Enterprises with Foreign Investments
                - The General Accounting Standard for Enterprises
                - The Specific Accounting Standards

     Equity Joint
     Venture    - People's Republic of China Sino-Foreign Equity Joint
                     Venture Law
                - People's Republic of China Sino-Foreign Equity Joint
                     Venture Law Implementing Regulations

     Cooperative
     Venture    - People's Republic of China Sino-Foreign Cooperative Joint
                     Venture Law
                - Detailed Rules for the Implementation of the People's Republic
                     of China Sino-Foreign Cooperative Joint Venture
                     Law Regulations

     Wholly Foreign-
     Owned
     Enterprise - People's Republic of China Wholly Foreign-Owned Enterprise Law
                - Implementing Rules of the Wholly Foreign-Owned Enterprise Law
                - Interpretations on Various Provisions Concerning the
                     Implementing Rules of the Wholly Foreign-Owned
                     Enterprise Law

The Foreign Invested Enterprise laws specifically referenced in this prospectus are the People's Republic of China Sino-Foreign Equity Joint Venture Law, the
People's Republic of China Wholly Foreign-Owned Enterprise Law, the People's
Republic of China Foreign Economic Contract Law, and the Accounting Laws.

The Chinese Legal System
------------------------

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations.

First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states.
Therefore, as a practical matter, a Foreign Invested Enterprise needs to retain or have ready access to a local Chinese law firm for routine compliance purposes.

Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not co-existent with U.S. Generally Accepted Accounting
Principles. The China accounting laws require that an annual "statutory audit"
be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of
China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned
Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. As a practical matter, a Foreign Invested Enterprise must retain a local Chinese accounting firm that has experience with both the Chinese standards and U.S.
Generally Accepted Accounting Principles. This type of accounting firm can serve the dual function of performing the annual Chinese statutory audit and preparing the Foreign Invested Enterprise's financial statements in a form acceptable for an independent U.S. certified public accountant to issue an audit report in accordance with Generally Accepted Accounting Auditing Standards.

Second, while the enforcement of substantive rights may appear less clear than
United States procedures, the Foreign Invested Enterprises and Wholly Foreign-
Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in
Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and
Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested
Enterprises.

Earnings and Distributions of the FIE's
---------------------------------------

Both the Foreign Investment Equity Joint Venture laws and the Wholly Foreign-
Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in Chinese Foreign Invested Enterprises.

Article 7 of the People's Republic of China Sino-Foreign Equity Joint Venture Law
requires that profits of an equity joint venture be distributed among the parties in proportion to their respective contributions to registered capital.
These distributions are made from net profits after deducting from gross profits, a reserve fund, a bonus and welfare fund for workers and staff, and a venture expansion fund, all as stipulated in the venture's Articles of
Association. The Yi Wan joint venture Articles of Association provide in Chapter
7, Article 43, that allocations for these statutory funds be determined by the
Board of Directors each year "...according to the actual business situation and profitability of the Joint Venture from after-tax profit."

Article 10 of the People's Republic of China Sino-Foreign Equity Joint Venture
Law allows the net profit which a foreign investor receives as its share of the
Foreign Investment Equity Joint Venture profit to be "remitted abroad in accordance with foreign exchange control regulations...." Logistically, when the statutory funds are allocated in accordance with Article 43, and any loans are repaid by the joint venture in accordance with the terms thereof, the after-tax profits of the joint venture are distributed based upon the ratio of each party's registered capital. The profits are decided by the board of directors, whether for distribution or for the expansion of the joint venture's business; provided, however, that where profits are used for expansion, the board of directors are required to distribute the profits that are available for distribution in an amount sufficient to enable each party to pay the tax liabilities, if any, that they each may incur with respect to the joint venture's profits.

If the joint venture has incurred losses in previous years, the profits of the current year must be first used to make up losses. The joint venture cannot distribute profits until the previous losses are made up. Remaining profits from previous years may be added to the current year for profits distribution, or for distribution after making up the current year deficit. The profits of a party may be used for further investment inside China or may be remitted outside
China.

Where the joint venture has foreign currency available for profit distribution, each party can receive an amount of foreign currency in proportion to its respective contribution to registered capital. The joint venture must assist each party, upon request, in exchanging profits available for distribution in
RMB into United States Dollars using the Foreign Exchange Adjustment Centers and any other reasonable methods that may be available to the joint venture or any party. The costs of cash exchanges are the responsibility of the party receiving the foreign currency profit distribution. All profits distributed to us in foreign currency are freely remittable outside of China to a bank account designated by us.

Similarly, Article 19 of the People's Republic of China Wholly Foreign Owned
Enterprise Law provides that a foreign investor may remit abroad profits that are earned by a Foreign Invested Enterprise, as well as other funds remaining after the enterprise is liquidated.

Because the three Chinese businesses are controlled foreign corporations, for
U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

o    Those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and

o    Increases in those companies' earnings invested in certain U.S. property.

Based on the current and expected income, assets, and operations of the three
Chinese businesses, we believe that it will not have significant U.S. federal income tax consequences under the controlled foreign corporation rules.

Required Statutory Reserve Funds
--------------------------------

In accordance with various regulations in China, a Foreign Invested Enterprise, such as our hotel and agriculture divisions, can distribute their after tax profit only after making transfers to certain statutory surplus reserves, collectively referred to as "Surplus Funds." The order of distribution to investors is:
o    Enterprise or corporate income tax payments;
o    Application to eliminate prior year losses;
o    Transfers to the three statutory funds per regulations;
o    Distribution to investors.

The three statutory funds are:
o    Reserve fund to protect against future losses;
o    Enterprise expansion fund to provide for capital expenditures and working capital; and
o    Staff bonus and welfare fund to provide for employee compensation.

The separate allocation to each of the Surplus Funds are either pre-set in the articles of association or joint venture contracts, or can be determined by the board of directors of each entity. In Foreign Invested Enterprises the directors make the separate allocations on an annual basis. The total allocations to the
Surplus Funds required as a percentage of net profits is not set by regulations for Foreign Invested Enterprise joint ventures and is to be determined by the directors on an annual basis. The allocations for each fund are recorded differently on the Foreign Invested Enterprise financial statements. The reserve fund and enterprise expansion fund are shown on the balance sheets as part of owner equity and the staff bonus and welfare fund, although appropriated from after-tax profits, is shown as a current liability. For all Foreign Invested
Enterprises, once the contributions to the reserve fund equal 50% of the Foreign
Invested Enterprise's registered capital, no further contributions to that fund need be made. No such limitation exists for other funds.

In wholly-owned Foreign Invested Enterprises, 10% of net profits must be set aside for the reserve fund with no set percentage allocation for the staff bonus and welfare fund. A wholly foreign-owned enterprise does not have to set up or contribute to an enterprise expansion fund.

Political and Trade Relations with the United States
----------------------------------------------------

Political and trade relations between the United States and Chinese governments within the past five years have been volatile and may continue to be in the future. Major causes of volatility, the United States' considered revocation of
China's Most Favored Nation trade status, illegal transshipments of textiles from China to the United States, issues surrounding the sovereignty of Taiwan, and the United States' bombing of the Chinese embassy in Yugoslavia, have had no direct connection to our operations; however, other on-going causes of volatility, including the protection of intellectual property rights within
China and sensitive technology transfer from the United States to China have closer potential connection to our operations. There can be no assurance that the political and trade ramifications of these causes of volatility or the emergence of new causes of volatility will not cause difficulties in our operations in the China marketplace.

Economic Reform Issues
----------------------

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:
o    We will be able to capitalize on economic reforms;
o    The Chinese government will continue its pursuit of economic reform policies;
o    The economic policies, even if pursued, will be successful;
o    Economic policies will not be significantly altered from time to time; and
o    Business operations in China will not become subject to the risk of nationalization.

Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

Since 1978, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Our telecommunications division is partially dependent upon the government's allocation of funds in its budgeting processes. These budgetary processes are not necessarily subject to fixed time schedules; accordingly, our telephone communications manufacturing company's operations, quarterly revenues, and operating results may be adversely affected by extended periods of budgeting freezes or restraints.

In addition, our telecommunications division is partially dependent upon the availability of bank credit to its customers as mandated by the government in
China. Recently, in response to inflationary concerns and other economic factors, the Chinese government imposed restrictions on the funds available for lending by the banking system. In addition, this company does not know whether the restrictions on the availability of credit will ease and, if so, the nature and timing of these changes. These fund restrictions could adversely affect the operations of each of our subsidiaries.

Over the last few years, China's economy has registered a high growth rate.
Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the
Chinese currency, the Rennin, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our telephone communications manufacturing company's operations.

To date reforms to China's economic system have not adversely impacted our telephone communications manufacturing company's operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Currency Conversion and Exchange
--------------------------------

The currency in China is designated as the Renminbi. Although the
Renminbi/United States dollar exchange rate has been relatively stable in the past five years there can be no assurance that the exchange rate will not become volatile or that the Renminbi will not be officially devalued against the United
States dollar by direction of the Chinese government.

Exchange rate fluctuations may adversely affect our financial performance because of our foreign currency denominated assets and liabilities, and may reduce the value, translated or converted, as applicable into United States dollars, of our net fixed assets, our earnings and our declared dividends. We do not engage in any hedging activities in order to minimize the effect of exchange rate risks.

Reports to Security Holders
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange
Commission's public reference rooms in Washington, D.C., New York, New York, and
Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property

The PRC Land Administration Law, initially revised to reflect modern land use regulation in December 1988 and most recently revised effective January 1999, governs land use in China. This revised legislation provides for the transferability of legal term interests in land, otherwise treated under the regulatory scheme as a fee simple. The government has rights of termination similar in concept to eminent domain in common law, which can be exercised to regulate land use to satisfy public need. These term interests in land are evidenced by "Land Use Certificates" that set forth the location, size, permitted use and "owner" of the respective parcels.

OUR HOTEL DIVISION'S FACILITIES

Our hotel division has a Hotel Land Use Certificate, which consists of 2.42 acres and has a term of 40 years expiring in January 2037. The land identified in this Certificate is owned by our joint venture partner Shunde Shunao Industry
& Commerce Company, Ltd. and is located in Jiaozuo City. The use purpose of the land as stated in the Certificate is "commerce"; accordingly the Certificate enables us to operate hotel, entertainment, food and beverage, and conference facilities. We have paid the government in China a one-time fee of 13,000,000
RMB, approximately US $1,570,000, for this land use permit.

Our hotel facilities are located in Jiaozuo City, Henan province at No. 189,
Middle Min Zhu Road. They include:
o    1 main building (approximately 22 stories/230 feet high/110,000 square feet)
o    131 standard guest rooms
o    25 guest suites
o    2 executive guest suites
o    1 (one) 500 bed employee dormitory
o    2 full service restaurants (700 person capacity)
o    1 buffet coffee shop (50 person capacity)
o    1 lobby bar (25 person capacity)
o    1 night club (334 person capacity)
o    1 bowling alley (10 lanes) and game room
o    1 sauna-health club (150 person capacity)
o    9 small and medium size conference and meeting rooms (10-60 person capacity)
o    1 large conference room (460 person capacity)
o    2 tennis courts
o    1 business center
o    1 travel agency
o    1 sundries and gift store
o    1 beauty salon (four stations)
o    full facility smoke detectors and water sprinklers

OUR TELECOMMUNICATIONS DIVISION'S FACILITIES

Our telecommunication division has a Land Use Certificate, which consists of
..676 acres of land and a building occupying 10,515.21 square feet of land, with a permitted building size of 32,024 square feet. This Land Use Certificate has a term of 50 years expiring in February 2045. The land identified in this
Certificate is owned by Cen Minhong, one of our shareholders, and is located in
Daliang Town, Shunde City. The permitted use of the land as stated in the
Certificate is "manufacturing"; accordingly the Certificate enables us to operate our manufacturing facility. The Communications Land Use Certificate was originally purchased by Cen Minhong, one of the initial partners of our telecommunications company who granted the company the right to use the land for a period of 50 years, beginning in March 1995. The original owner has assigned the land use right to our telecommunications division for no additional consideration for the remaining years. The original cost of the land use right was RMB 2,300,000, or approximately US $280,000.

Our telecommunications division's facilities are located in Shun de City,
Guangdong province at No. 3. 5th Street Fengxiang Road, Daliang Town, and
include:
o    1 production, management, and research building, four floors
o    4 floor production facility (approximately 9750 square feet)
o    1 warehouse
o    50 sets of mechanical processing equipment
o    150 sets of various mold and pressure tools
o    40 kinds of testing and inspection equipment
o    3 production lines

OUR AGRICULTURE DIVISION'S FACILITIES

Our agriculture division has a Land Use Certificate, which consists of three land parcels. The first two parcels consist of 213 acres, with 29,052 square feet being set aside for buildings. The third parcel consists of 24.7 acres, with 5,486 square feet being set aside for buildings. This Land Use Certificate has a term of 50 years, expiring September 2046. The land for these parcels as identified in this Certificate is owned by our joint venture subsidiary, Jiaozuo
Yi Wan Hotel, Ltd., and is located in Maying Village, Zhandian Town, Wuzhi
County. The permitted use of the land as stated in the Certificate is
"agriculture"; accordingly the Certificate enables us to conduct our agriculture operations. Our agriculture division paid 28,000,000 RMB, approximately US
$3,382,000, to the government to purchase its land use permit for 50 years.

The land is allocated in the following way:
o    12.4 acres crab production
o    8.3 acres soft shell turtle production
o    12.4 acres fish production
o    39.6 acres shrimp production
o    27.2 acres vegetable production
o    131.2 acres idle land

Our agriculture division's facilities include:
o    3 production areas
o    74 production pools consisting of:
o    40 pools--shrimp
o    10 pools--crab
o    10 pools--turtle
o    8 pools--fish
o    4 pools--fish incubation
o    2 pools--turtle incubation
o    2 research and management buildings
o    1 warehouse and storage facility
o    1 company dormitory, 30 beds

Item 3. Legal Proceedings

We are not a party to or aware of any pending or threatened legal lawsuits or other legal actions against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Should our common stock become quoted on the Over-the-Counter Bulletin Board, of the 16,256,250 shares of our common stock outstanding, 16,256,250 shares of our common will be freely tradable without restrictions under the Securities Act of
1933, except for any shares held by our "affiliates", which will be subject to the resale limitations of Rule 144 under the Securities Act of 1933.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose shares are aggregated, who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares that is 1% of the outstanding shares of our common stock.

Sales under Rule 144 are also subject to certain limitations on manner of sale, notice requirements, and availability of current public information about us.
Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of certain restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our exiting stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

As of December 31, 2001, there were 16,256,250 shares of common stock outstanding, which were held of record by 63 stockholders.

Prior to the date hereof, there has been no trading market for our common stock.
No active public trading market, as that term is commonly understood, will develop for the shares if at all, until after the SEC indicates they have no further comments on this registration statement or 60 days from the date this registration statement was filed, whichever occurs later. To date, we have made no arrangements for a market maker to quote our common stock on the
Over-the-Counter Bulletin Board. There can be no assurance that a trading market in our common stock will develop.

There are no outstanding options or warrants to purchase, or securities convertible into, our common equity.

The laws and regulations of the People's Republic of China require that before a
Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The Statutory reserves included enterprise fund, employee benefits and general reserve. The enterprise fund may be used to acquire fixed assets or to increase the working capital in order to expend the production and operation of the joint venture; employee benefit reserve is restricted to the payment of bonus and welfare for employees and the general reserve may be used as a provisional financial cushion against the possible losses of a joint venture. The minimum percentage to be reserved for the general reserve is 10%. The board of directors decides upon the percentage to be reserved for the employee benefit reserve. There is no minimum provision required for enterprise fund.

Since our inception, we have not declared or paid any dividends on our common stock, nor do we have any intentions of declaring such a dividend in the foreseeable future.

Holders of Record
As of December 31, 2001, there were 63 holders of record.

Dividend Policy

To date, we have not paid dividends on our common stock. The payment of dividends, if any, is within the discretion of the Board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. See "Management's Discussion and Analysis of Financial
Condition and Results of Operation." The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

Issuance of Securities

We have had no unregistered securities issuances during our fiscal year 2001.

Item 6  Selected Financial Data

SELECTED FINANCIAL DATA

The following discussion and analysis should be read in conjunction with the
Consolidated Financial Statements contained elsewhere in this prospectus. They present the results of operations from January 1, 1997 through December 31,
2001.

I.      OVERVIEW

We have three operating units each producing different products and services:
o    Our hotel division provides up-scale lodging, food and beverage, entertainment, and conference and meeting facility services.
o    Our telecommunications division produces digital and analog telephone network main distribution frames and their component parts.
o    Our agriculture division uses advanced cultivation techniques to produce specialty fresh water livestock and seasonal land-based vegetables.

All of our operating units are located in the People's Republic of China.

II.     RESULTS OF OPERATIONS

The following table represents selected financials on a combined or consolidated basis for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. Prior to the acquisition of equity interests in what are now our hotel, telecommunication and agriculture divisions in 2000. These three companies were under common management and ownership. All the individual owners are also shareholders of Yi
Wan Group, Inc. In the combined financial position and operating results of each company for the year of 1997,1998 and 1999, intercompany transactions and profits and loss were eliminated.

On January 1, 2000, we acquired our hotel, telecommunications and agriculture divisions. In accordance with APB No. 16, the Company has recorded the acquisition of the HOTEL, FARM and TELECOMMUNICATIONS under the purchase method of accounting, which requires the allocation of the purchase price to assets and liabilities of the acquired companies. Since the purchase price of the acquired companies is less than the net assets acquired, in accordance with APB No. 16, the original cost of the non current assets of the acquired companies have been reduced by the following amounts.
                                                                                            Tele-
                                        Totals            Hotel           Farm          communications
                                   ---------------  ---------------  ---------------  -------------------
    Write down of assets
Buildings and Improvement          $     6,864,083  $     5,776,721  $       195,615    $       891,747
Equipment                                3,105,290        1,023,723           19,562          2,062,005
Automobile                                 128,503                                              128,503
Accumulated depreciation                (1,256,972)                                          (1,256,972)
Intangible assets                        1,274,759          511,861          762,898
Excess of aquired net assets             1,127,247                                            1,127,247
  Over cost                          ---------------  ---------------  ---------------  -------------------
    Total write down of assets     $    11,242,910  $     7,312,305  $       978,075    $     2,952,530
                                   ===============  ===============  ===============  ===================

As a result of this adjustment to the original cost of the non current assets the depreciation and amortization expense for the year ending December 31, 2000 has been reduced by a total of $728,581. If this adjustment was not required to be recorded, the adjusted net income would be $3,386,399 and adjusted earnings per share would be $0.21. Net income and earnings per share will be affected by this adjustment over the next 16 years or until the non current assets are disposed of or fully depreciated.

This adjustment has been reflected on a go forwarded basis on our consolidated financial statements for the year ending December 31, 2000. The financial statements for the years ending December 31, 1997 through December 31, 1999 for our subsidiaries have not been adjusted to reflect this amount and have been reported on their original historical cost basis.

Since the acquisitions of our hotel, telecommunication and agriculture divisions were effective January 1, 2000; the 1997, 1998 and 1999 financial data has been combined in the following table. Because this is only a financial summary, it does not contain all the financial information that may be important to you.
Therefore, you should also carefully read all the information in this prospectus, including the financial statements and their explanatory notes before making an investment decision.

YI WAN GROUP. INC. AND SUBSIDIARIES STATEMENT OF OPERATIONS

                       Combined     Combined     Combined     Combined    Consolidated
                      December 31, December 31, December 31, December 31, December 31,
                         1997         1998         1999          2000         2001
                      -----------  -----------  -----------  -----------  ------------
                          USD          USD          USD          USD          USD
                      -----------  -----------  -----------  -----------  ------------
Net Sales              10,854,797   14,087,805   14,385,693   14,070,568    12,066,962
Cost of Sales           3,938,586    5,024,242    5,040,628    5,183,299     4,976,677
Gross profit            6,916,211    9,063,563    9,345,065    8,887,269     8,090,285
Operating Expenses      3,767,823    3,684,813    4,038,854    3,554,079     3,751,482
Income From Operations  3,148,388    5,378,750    5,306,211    5,333,190     4,338,803
Other Income (Expense)    (93,492)     (52,597)      (9,364)      57,592       (36,021)
Net Income              3,054,896    5,108,433    4,675,587    4,084,625     3,250,754
Earnings per share           0.19         0.32         0.30         0.26          0.20

BALANCE SHEET
                      December 31, December 31, December 31, December 31, December 31,
                         1997         1998         1999          2000         2001
                      -----------  -----------  -----------  -----------  ------------
                          USD          USD          USD          USD          USD
                      -----------  -----------  -----------  -----------  ------------

ASSETS

Total Current Assets    2,767,912    3,882,488    5,144,585    5,838,988     5,608,102
Other Assets           27,650,565   26,060,098   25,114,407   14,292,076    13,672,495
Total Assets           30,418,479   29,942,586   30,258,992   20,131,064    19,280,597

LIABILITES & STOCKHOLDER'S EQUITY

Current Liabilities:

Accounts Payable &
   Accrued Liabilities  9,433,992   5,514,033    3,429,983     3,567,913    3,453,778
Note Payable -Current
Portion                                                 -
Payable to
   Stockholders/other       3,293   2,616,121    4,066,546    10,114,002    5,950,739
Total Current
   Liabilities         10,903,268   8,130,154    7,496,529    13,681,915    9,404,517

Long Term Liabilities:

Note Payable - Net of
Current Portion
Total Liabilities      10,903,268   8,130,154    7,496,529    13,681,915    9,404,517

Total Stockholder's
   Equity              19,515,209  21,812,432   22,762,463     4,090,259    7,341,376

Total Liabilities and
Stockholder Equity     30,418,477  29,942,586   30,258,992    20,131,064   19,280,597

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operation

GENERAL

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.

RESULTS OF OPERATIONS

Financial Condition December 31, 2001

As of December 31, 2001, the Company had retained earnings of $2,949,183. As of
December 31, 2001, the Company had cash on hand of $1,391,113 and reported total shareholders' equity of $7,341,376. For this same period of time, the
Company had revenues of $13,066,962 and general, administrative and sales expenses of $3,751,482.

1) SALES. Consolidated sales decreased $1,003,606, or approximately 7.1%, from
$14,070,568 for the year ended December 31,2000 to $13,066,962 for the year ended December 31, 2001. The decrease was a result of increased competitors in the same industry.

(2) COST OF GOODS SOLD. Cost of goods sold as a percentage of sales increased to
38.1% for the year ended December 31, 2001 from 36.8% for the year ended
December 31, 2000. The increase in cost of goods sold was the result of the increase in the cost of materials and overall inflation.

(3) GROSS PROFIT. Consolidated gross profit decreased $796,984, or approximately
9.0%, from $8,887,269 for the year ended December 31, 2000 to $8,090,285 for the year ended December 31, 2001. The decrease was a result of decreased sales and the increase of cost of goods sold.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $197,403, or approximately 5.6%, from $3,554,079 for the year ended
December 31, 2000 to $3,751,482 for the year ended December 31, 2001. The increase was due to an increase in travel and advertisement, increased utility prices and increased maintenance and repair expenses.

(5) NET INCOME. Consolidated net income decreased $831,877, or approximately
20.3%, from $4,082,631 for the year ended December 31, 2000 to $3,250,754 for the year ended December 31, 2001. The decrease was due to decrease in sales and increase in selling expenses for the Hotel operation with higher operations costs for the Farm operation.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company reported that net cash provided by operating activities was $3,646,519, net cash used in investing activities was
$149,712, and net cash used in financing activities was $4,182,696.

As of December 31, 2000, net cash provided by operating activities was
$5,007,545, net cash used in investing activities was $117,759, and net cash used in financing activities was $4,547,054.

Net cash provided by operating activities decreased by $1,361,026 to $3,646,519 for the year ended December 31, 2001, representing a decrease of approximately 27.18%. The decrease in cash flow from operating activities reflects the increase in related party receivables.

Net cash used in investing activities increased by $31,953 to $149,712 for the
Year ended December 31, 2001, representing a 27.1% decrease, compared to
$117,759 net cash used for the same period of 2000. The increase was due to a higher level of the purchase of improvements and automobiles.

Net cash used in financing activities decreased by $364,358 to $4,182,696 for the year ended December 31, 2001, representing a 8.0% decrease, compared to $4,547,054 for the same period of 2000. The decrease was due mainly to smaller amount of distributions being paid to prior owners of joint ventures.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Not applicable.  We have no investments in market risk sensitive instruments.

Item 8    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Yi Wan Group, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Yi Wan Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and other comprehensive income, shareholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Yi Wan Group, Inc.
and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

February 21, 2002
Walnut, California

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

ASSETS

                                                                    2001         2000
                                                                  --------     --------
CURRENT
ASSETS:

 Cash                                                            $ 1,391,113   $ 2,077,002
 Accounts receivable, net of allowance for doubtful accounts of
  $6,950 and $8,200 at December 31, 2001 and 2000, respectively    1,044,576     1,097,388
 Due from related parties                                          2,584,104     1,779,955
   Inventories                                                       566,938       883,297
 Deposits
 Prepaid expenses                                                     21,371         1,346
                                                                 -------------   ------------
 Total current assets                                              5,608,102     5,838,988
                                                                 -------------   ------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                         10,207,817    10,736,063
                                                                 -------------   ------------

OTHER
ASSETS:
 Intangible asset, net                                             3,007,848     3,078,922
 Deferred tax asset                                                  110,753        83,219
 Other non-current assets                                            346,077       393,872
                                                                 -------------   ------------
  Total other assets                                               3,464,678     3,556,013
                                                                 -------------   ------------

  Total assets                                                   $19,280,597   $20,131,064
                                                                 =============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                $   330,719       310,624
 Accounts payable - related party                                     10,788        10,799
 Accrued liabilities                                                 675,306       692,869
 Wage and benefits payable                                           335,859       306,401
 Sales tax payable                                                 1,011,777     1,011,389
 Income taxes payable                                              1,075,680     1,202,564
 Due to shareholders                                                 177,609       177,792
 Due to prior owners of joint ventures                             5,773,130     9,936,210
 Notes payable                                                        13,649        33,265
                                                                 -------------   ------------
  Total current liabilities                                        9,404,517    13,681,913
                                                                 -------------   ------------

EXCESS OF ACQUIRED NET ASSETS OVER COST, net                         971,596     1,047,408
                                                                 -------------   ------------

MINORITY
INTEREST                                                           1,563,108     1,311,484
                                                                 -------------   ------------

SHAREHOLDERS' EQUITY:
 Common stock, no par value, authorized 50,000,000 shares,
  16,256,250 shares issued and outstanding                             5,078            78
 Paid-in-capital                                                      11,112         5,556
 Statutory reserves                                                4,384,202     2,407,867
 Retained earnings                                                 2,949,183     1,674,764
 Accumulated other comprehensive income                               (8,199)        1,994
                                                                  -------------   ------------
  Total shareholders' equity                                       7,341,376     4,090,259
                                                                  -------------   ------------

  Total liabilities and shareholders' equity                     $19,280,597   $20,131,064
                                                                  =============   ============

         The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                2001            2000
                                              --------        ---------

NET SALES                                   $ 13,066,962      $ 14,070,568
COST OF SALES                                  4,976,677         5,183,299
                                             ------------      -------------

GROSS PROFIT                                   8,090,285         8,887,269

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES  3,751,482         3,554,079
                                              ------------      -------------

INCOME FROM OPERATIONS                         4,338,803         5,333,190
                                               ------------      -------------

OTHER (EXPENSE) INCOME:
    Interest income                               27,537            26,818
    Other (expense) income                       (63,558)           30,774
                                                ------------      -------------

             Total other (expense) income        (36,021)           57,592
                                                ------------      -------------

INCOME BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                       4,302,782        5,390,782

PROVISION FOR INCOME TAXES                        800,404          974,893
                                                ------------      -------------

INCOME BEFORE MINORITY INTEREST                 3,502,378        4,415,889

MINORITY INTEREST                                (251,624)        (333,258)
                                                ------------      -------------

NET INCOME                                      3,250,754        4,082,631

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment       (10,193)           1,994
                                                ------------      -------------

COMPREHENSIVE INCOME                           $3,240,561       $4,084,625
                                                =============      =============

Earnings per share, basic and diluted          $    0.20        $     0.26
                                                =============      =============

       The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                 Number     Common      Due From
                                               of shares    stock     Shareholders
                                              ----------  ---------  --------------
  BALANCE, December 31, 1999                  16,006,250   $   78     $   (78)
   Capital contribution                                                    78
   Net income
   Additions to paid in capital
   Adjustment to statutory reserves
   Foreign currency translation adjustments
                                              ----------  ---------  --------------
  BALANCE, December 31, 2000                  16,006,250   $   78     $     -
   Net income
   Issuance of common stock                      250,000    5,000
   Additions to paid in capital
   Adjustment to statutory reserves
   Foreign currency translation adjustments
                                               ----------  ---------  --------------
 BALANCE, December 31, 2001                   16,256,250   $5,078     $     -
                                               ==========  =========  ==============

-Continued-

                                                              Accumulated
       Paid-in           Statutory         Retained       other comprehensive
       capital           reserves          earnings             income           Totals
    ---------------   ---------------   ----------------   ----------------   ----------------
    $      -           $     -            $     -           $     -              $    -
                                                                                       78
                                          4,082,631                             4,082,631
        5,556                                                                       5,556
                          2,407,867      (2,407,867)                                    0
                              1,994                                                 1,994
    ---------------   ---------------   ----------------   ----------------   ----------------
    $   5,556          $  2,407,867       $1,674,764        $   1,994          $4,090,259
                                           3,250,754                            3,250,754
                                                                                    5,000
        5,556                                                                       5,556
                          1,976,335       (1,976,335)                                  -
                                                              (10,193)            (10,193)
    ---------------   ---------------   ----------------   ----------------   ----------------
    $  11,112          $  4,384,202       $2,949,183        $  (8,199)         $7,341,376
    ===============   ===============   ================   ================   ================

   The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               2001            2000
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $3,250,754   $4,082,631
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Minority interest                                             251,624      333,258
  Depreciation                                                  677,958      738,854
  Amortization                                                   71,074       65,412
  Amortization of excess of acquired net assets over cost       (75,812)     (79,839)
  Land use right                                                  5,556        5,556
  Deferred tax assets                                           (27,534)     (21,270)
  Non-cash stock issuance for legal fees                          5,000           -
  Translation adjustment                                        (10,193)       1,994
  Decrease in accounts receivable                                52,812      233,362
  Increase in related party receivables                        (804,149)  (1,578,337)
  Decrease in inventories                                       316,359      162,145
  (Increase) decrease in prepaid expenses                       (20,025)       6,646
  Decrease in due from officers and employees                    47,795      825,572
  Increase (decrease) in accounts payable                        20,095      (37,121)
  (Decrease) increase in due to shareholders                       (183)          46
  Decrease in accounts payable - related party                      (11)     (19,398)
  Increase in wages and benefits payable                         29,458       66,668
  (Decrease) increase in accrued liabilities                    (17,563)     172,815
  Decrease in income taxes payable                             (126,884)        (647)
  Increase in sales tax payable                                     388       49,198
                                                               ----------   ----------
   Net cash provided by operating activities                  3,646,519    5,007,545
                                                               ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of improvements and automobiles                      (149,712)    (117,759)
                                                               ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to prior owners of joint ventures        (4,163,080)  (4,521,978)
 Principal payments on notes payable                            (19,616)     (25,076)
                                                               ----------   ----------
Net cash used in financing activities                        (4,182,696)  (4,547,054)
                                                               ----------   ----------

(DECREASE) INCREASE IN CASH                                    (685,889)     342,732

CASH, beginning of year                                       2,077,002    1,734,270
                                                               ----------   ----------

CASH, end of year                                            $1,391,113   $2,077,002
                                                               ==========   ==========

  The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

The reporting entity
--------------------

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries, which are as follows:

                                                     Percentage
              Subsidiary                             Ownership
---------------------------------------------    -----------------
Shun De Yi Wan Communication Equipment                100%
  Plant Co., Ltd. (TELECOMMUNICATIONS)
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                90
Yi Wan Maple Leaf High Technology                      90
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

The Company's subsidiaries are classified as Foreign Invested Enterprises in the
PRC and are subject to the FIE laws of the PRC. The HOTEL and FARM are Foreign
Invested Enterprise Joint Ventures, known as FIEJV or Sino-Foreign Joint
Venture, and TELECOMMUNICATIONS is a Wholly Foreign Owned Enterprise company or
WFOE. All three of these companies are Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the United States. The respective Articles of Association for these FIE subsidiaries provide a 30-year term for the HOTEL and FARM companies and 15 years for the TELECOMMUNICATIONS.

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

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

(TELECOMMUNICATIONS). All of the individual owners of Shun'ao, Shun de and Marco are also shareholders in Yi Wan Group, Inc. these acquisitions were in substance a transfer of net assets between companies under common control. These acquisitions were accounted for as a purchase under Accounting Principles Board
Opinion No. 16 (APB No. 16), Business Combinations.

The HOTEL

Prior to YWG's acquisition of 90% of the equity of the HOTEL, this joint venture was owned by Shun'ao Industry and Commerce Company (Shun'ao), a company established under the laws of the People's Republic of China, and Marco Wan Da
Construction (Marco), a company established under the laws of Macao. Shun'ao owned 70% of the HOTEL's equity and Marco owned the remaining 30%. The HOTEL was a sino-foreign joint venture established under the laws of the People's Republic of China, with registered capital of approximately $6,024,000
(RMB(Y)50,000,000). In addition, the HOTEL had an additional investment requirement of approximately $5,976,000 (RMB(Y)49,000,000), for a total required investment of approximately $12,000,000 (RMB(Y)99,000,000). Shun'ao and Marco
made 100% of these required investment contributions to the HOTEL.

On January 1, 2000, YWG acquired Marco's 30% equity interest in the HOTEL and
60% of the remaining 70% of the HOTEL's equity held by Shun'ao. Post-
acquisition, YWG owns 90% of the total HOTEL equity and Shun'ao owns 10%.
Coincident with YWG's acquisition, the total required investment of HOTEL joint venture was amended to reduce the registered capital to approximately $3,012,000
(RMB(Y)25,000,000) and to reduce the additional investment to approximately
$3,012,000 (RMB(Y)25,000,000) for an amended total investment of approximately
$6,024,000 (RMB(Y)50,000,000). This amendment resulted in the excess payment by
Shun'ao and Marco to the HOTEL's original required total investment by approximately $5,976,000 (RMB(Y)49,000,000).

In consideration for the transfers to YWG of 90% of the HOTEL equity, YWG agreed to pay the total of approximately $2,717,293 (RMB(Y)22,500,000) to Shun'ao
($1,811,529) and Marco ($905,764). In addition, the HOTEL will repay Shun'ao and
Marco the aggregate of $5,177,928 of the $5,976,000 in contributions that
Shun'ao and Marco made to the HOTEL to satisfy the original additional required investment. This repayment is the result of the reduction in the total capital and additional investment necessary under the amended joint venture Articles of
Association for the HOTEL.

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

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

Because Shun'ao and Marco are also majority shareholders in Yi Wan Group, Inc., which is the majority owner of the Hotel, Shun'ao and Marco signed an agreement with YWG to accept less consideration than their original investments in the
Hotel. The registered capital and additional investment amounts were reduced from the original joint venture because the owners believed that the reduced capital and investment amounts were sufficient to fund the operations. In addition by reducing the capital and investment amounts in the new joint venture agreement this helped to speed up the Chinese government approval process of the new joint venture. There was no other consideration given to Shun'ao or Marco other than the $7,895,221. Since the individual shareholders of both Shun'ao and
Marco are majority shareholders in Yi Wan Group, Inc., and in an effort to help
Yi Wan Group, Inc. to succeed in this venture, Shun'ao and Marco have signed an agreement to leave $2,717,293 with our Hotel Division, which represents the difference in the original capital and investment amounts in the Hotel and the
$7,895,221. Thus YWG is not contingently liable to Shun'ao or Marco for any difference in the original capital and investment amounts that were retained in the Hotel subsidiary.

Since the acquisition of the HOTEL occurred on January 1, 2000, the HOTEL's operations for the years ended December 31, 2001 and 2000 have been included in the accompanying income statement.

The FARM

Prior to YWG's acquisition of 90% of the equity of the FARM, this joint venture was owned by Shun'ao Industry and Commerce Company (Shun'ao), a company established under the laws of the People's Republic of China, and Canadian Maple
Leaf International Inc. (Canadian Maple Leaf) a company established under the laws of Canada. Shun'ao owned 51% of the FARM's equity and Canadian Maple Leaf owned the remaining 49%. The FARM was a sino-foreign joint venture established under the laws of the People's Republic of China, with registered capital of approximately $4,940,000 (RMB(Y)41,000,000). In addition, the FARM had an additional investment requirement of approximately $4,940,000
(RMB(Y)41,000,000), for a total required investment of approximately $9,880,000
(RMB(Y)82,000,000). Shun'ao made its 51% contribution of the required $4,940,000 capital to the FARM, while Canadian Maple Leaf failed to make its capital contribution. Neither of the original parties to the FARM joint venture made contributions to the additional investment requirement of $4,940,000.

On January 1, 2000, YWG acquired Canadian Maple Leaf's 49% equity interest in the HOTEL and 41% of the remaining 51% of the FARM's equity held by Shun'ao.
Post-acquisition, YWG owns 90% of the total FARM equity and Shun'ao owns 10%. In consideration for the transfers to YWG of 90% of the FARM equity, YWG agreed to pay approximately $2,040,989 (RMB(Y)16,900,000) to Shun'ao and agreed to assume the FARM's original capital contribution requirements of Canadian Maple
Leaf in the amount of $2,409,638 (RMB(Y)20,000,000).

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

In addition, under the amended joint venture Articles of Association, YWG is obligated to make 90%, or $4,456,359, of the additional investment requirement over and above the registered capital of approximately $4,951,511
(RMB(Y)41,000,000) for a total investment of approximately $8,906,986
(RMB(Y)73,800,000). YWG is required to pay its share of registered capital
(approximately $2,409,638) within one year of the issuance of the new business license, which was issued on June 7, 2000. As of June 30, 2001, no amounts have been paid on this registered capital requirement. FARM's Board of Directors has approved to extend YWG's obligation for one year to June 7, 2002. There are no other contingent payments or commitments made by YWG in connection with the FARM purchase.

There are no time requirements placed by any government agency, concerning when the additional investment amount of $4,951,511 (RMB(Y)41,000,000) is required to be paid by Yi Wan Group, Inc. Since this is a new joint venture, Yi Wan Group,
Inc. has no exposure concerning the registered capital payment of Canadian Maple
Leaf. However, under Chinese law, payment of the registered capital amount is set forth in the joint venture agreement, which for the Farm was due June 7,
2001, and has been extended until June 7, 2002. Under Chinese law, the Farm's registered capital is required to be paid no later than three years after the business license has been issued. If the required registered capital payment has not been made by this time, the Farm's approval certificate and business license shall be revoked and the Farm will be unable to conduct business.

Since the acquisition of the FARM occurred on January 1, 2000, the FARM's operations for the years ended December 31, 2001 and 2000 have been included in the accompanying income statement.

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

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

Shun de and Marco have signed an agreement with YWG to receive no consideration for their original investments in the TELECOMMUNICATIONS as they are the majority shareholders of Yi Wan Group, Inc. Yi Wan Group, Inc. is the sole owner of the TELECOMMUNICATIONS. Since the individual shareholders of both Shun de and
Marco are majority shareholders in Yi Wan Group, Inc. and in an effort to help
Yi Wan Group, Inc. to succeed in this venture, Shun de and Marco have signed an agreement with YWG to leave the original $1,587,635 capital investment in the
TELECOMMUNICATIONS. Thus Yi Wan Group, Inc. is not contingently liable for any payments of future consideration due to Shun de or Marco. In accordance with a board resolution of the TELECOMMUNICATIONS, the additional investment of
$500,000 will be paid to the TELECOMMUNICATIONS by Yi Wan Group, Inc. Shun de and Marco are willing to accept this arrangement as consideration for their ownership as they are also majority shareholders in Yi Wan Group, Inc. and Yi
Wan Group, Inc. owns 100% of TELECOMMUNICATIONS.

The TELECOMMUNICATIONS is now a WFOE with registered capital of $1,500,000 and an additional investment requirement of $500,000. YWG is to pay the additional investment requirement of $500,000 within one year of the issuance of the new business license, which was issued on June 22, 2000. As of June 30, 2001, no amounts have been paid on this additional investment. TELECOMMUNICATIONS' Board of Directors has approved to extend YWG's obligation for one year to June 22,
2002. There is no exposure to Yi Wan Group, Inc. while the additional investment of $500,000 due to the TELECOMMUNICATIONS is still outstanding.

There are no other contingent payments or commitments made by YWG in connection with the TELECOMMUNICATIONS' purchase.

Since the acquisition of the TELECOMMUNICATIONS occurred on January 1, 2000, the
TELECOMMUNICATIONS operations for the years ended December 31, 2001 and 2000 have been included in the accompanying income statement.

In accordance with APB No. 16, the Company has recorded the acquisition of the
HOTEL, FARM and TELECOMMUNICATIONS under the purchase method of accounting, which requires the allocation of the purchase price to assets and liabilities of the acquired companies. Since the purchase price of the acquired companies is less than the net assets acquired in accordance with APB No. 16, the original cost of the non current assets of the acquired companies have been written down by the following amounts.

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)
----------------------------------

                                                                                             Tele-
                                        Totals            Hotel           Farm          communications
                                   ---------------  ---------------  ---------------  -------------------
    Write down of assets
Buildings and Improvement          $     6,864,083  $     5,776,721  $       195,615    $       891,747
Equipment                                3,105,290        1,023,723           19,562          2,062,005
Automobile                                 128,503                                              128,503
Accumulated depreciation                (1,256,972)                                          (1,256,972)
Intangible assets                        1,274,759          511,861          762,898
Excess of acquired net
assetts over costs                       1,127,247                                            1,127,247
                                   ---------------  ---------------  ---------------  -------------------
    Total write down of assets     $    11,242,910  $     7,312,305  $       978,075    $     2,952,530
                                   ===============  ===============  ===============  ===================

As a result of this adjustment to the original cost of the non current assets the depreciation and amortization expenses for the years ended
December 31, 2001 and 2000 have been reduced by a total of $747,174 and
$728,581, respectively. If this adjustment was not required to be recorded and depreciation and amortization expense were recorded on the original cost basis of the non current assets, the adjusted net income would be $2,554,623 and
$3,386,399, respectively, and adjusted earnings per share would be $0.16 and
$0.21, respectively. Net income and earnings per share will be affected by this adjustment over the next 16 years starting from January 1, 2000 or until the non current assets are disposed of or fully depreciated.

The Company has allocated the purchase price of the joint venture interests as follows:
                                                                                                 Tele-
                                            Totals            Hotel             Farm            communications
                                         --------------  ----------------   --------------  ------------------------
                                         --------------  ----------------   --------------  ----------------
Purchase price                              4,758,282         2,717,293        2,040,989
                                                                                                   -
                                         ==============  ================   ==============  ================
   allocated as follows:
Assets acquired, at fair value         $    20,143,330 $      13,476,303  $     3,145,882 $       3,521,145
Liabilities assumed, at fair value         (8,101,647)       (4,977,239)        (730,510)       (2,393,898)
Due to prior joint venture partners
   for return of capital                   (5,177,928)       (5,177,928)
Excess of acquired net
   assets over cost                        (1,127,247)                                          (1,127,247)
Minority interest                            (978,226)         (603,843)        (374,383)
                                         --------------  ----------------   --------------  ----------------
   Total purchase price                $     4,758,282 $       2,717,293  $     2,040,989 $
                                                                                                          -
                                         ==============  ================   ==============  ================

Principles of consolidation
---------------------------

The financial statements represent the activities of Yi Wan Group, Inc. and its subsidiaries. The consolidated financial statements of YWG include its subsidiaries HOTEL, FARM and TELECOMMUNICATIONS. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Note 1 - Summary of significant accounting policies, (continued)

Foreign currency translation
----------------------------

The reporting currency of YWG is US dollar. The Company's foreign subsidiaries use their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial
statements.

Revenue recognition
-------------------

The HOTEL's revenues are recognized when the rooms are occupied or when the guest utilizes the hotel's services.

The FARM recognizes its revenue when the farm products are delivered to its customers.

The TELECOMMUNICATIONS recognizes its revenue when the risk of loss for the product sold passes to the customers which is when goods are installed at the customers' premises and testing of the product is completed and accepted by the customers.

Nature of operations and concentration of risk
----------------------------------------------

The HOTEL is a four star rated hotel located in the best area of downtown of
Jiao Zuo City, He Nan Province, People's Republic of China. The Hotel's income sources include income from rooms, restaurants, sauna, bowling center and nightclub. The Hotel is a sino-foreign joint venture established under the laws of the People's Republic of China on December 25, 1996. The expiration date of the joint venture is December 18, 2027. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. The board of directors is controlled by YWG, with YWG electing six of the seven board members. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of
Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations the termination of the joint venture, which require a unanimous vote.

The FARM provides training to local farmers with its advanced technology and managerial system in farming and is located in Zhan Dian City, Wu Zhi County, He
Nan Province, in the People's Republic of China. The FARM's income sources include income from the sales of seafood raised and produced in constructed ponds. The Farm is a sino-foreign joint venture established under the laws of the People's Republic of China on December 4, 1996. The expiration date of the joint venture as stated in the joint venture agreement and business license is
August 5, 2028.

Note 1 - Summary of significant accounting policies, (continued)

Nature of operations and concentration of risk, (continued)
-----------------------------------------------------------

The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. The board of directors is controlled by YWG, with YWG electing six of the seven board members. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations the termination of the joint venture, which require a unanimous vote.

The TELECOMMUNNICATIONS is an electronic equipment manufacturer located in Shun
De City, Guang Dong Province, in the People's Republic of China. The Company's
income sources include income from the manufacturing of communication equipment systems. The Company is a solely foreign funded company established under the laws of the People's Republic of China on June 22, 2000. The expiration date of this agreement and business license is June 22, 2015. The joint venture may be terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority.
YWG, owning 100% of the equity interests of this company, controls the board of directors.

Buildings, equipment and automobiles
------------------------------------

Buildings, equipment, and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $677,958 and $738,854, respectively. Estimated useful lives of the assets is as follows:

                                                   Estimated Useful Life
Buildings                                                20 years
Machinery and equipment                                  10 years
Computer, office equipment and furniture                  5 years
Automobiles                                               5 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2001, the Company expects these assets to be fully recoverable.

Note 1 - Summary of significant accounting policies, (continued)

Buildings, equipment and automobiles, (continued)
-------------------------------------------------

Buildings, equipment and automobiles consist of the following at December 31:

                                                           2001                 2000
                                                    -------------------   ------------------
Buildings and improvements                        $         12,482,210  $        12,150,857
Furniture and equipment                                      2,094,491            2,069,889
Automobiles                                                    105,835               72,507
Construction in progress                                        17,137              256,708
                                                    -------------------   ------------------
    Totals                                                  14,699,673           14,549,961
Less accumulated depreciation                                4,491,856            3,813,898
                                                    -------------------   ------------------
    Building, equipments and
        automobiles, net                          $         10,207,817  $        10,736,063
                                                    ===================   ==================

Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Recently issued accounting pronouncements
-----------------------------------------

The Financial Accounting Standards Board has issued SFAS No. 141, "Business
Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These
statements will change the accounting for business combinations, goodwill and other intangible assets in two significant ways. First, SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS 142 changes the accounting for goodwill from an amortization method to impairment only method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for companies with calendar year ends, will be January 1, 2002. Certain other intangible assets with indefinite lives are subject to the same rule.

The Company has adopted SFAS No. 141 during the year ending December 31, 2001 and there have been no business combinations since the time of adoption.

The Company has adopted SFAS No. 142 during the year ending December 31, 2002.
Upon adoption of this Statement, the amount attributed to excess of acquired net assets over cost resulting from the acquisition of TELECOMMUNICATIONS will no longer be amortized and will be recognized as income during the year ending
December 31, 2002.

Note 1 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)
------------------------------------------------------

The Financial Accounting Standards Board has issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the adoption of this Statement will not have a material affect on its consolidated financial statements.

The Financial Accounting Standards Board has also issued SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement
requires that one accounting model be used for long-live assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.
That accounting model retains the requirement of FASB No. 121 to measure a long-
lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). This
Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

The Company has adopted SFAS No. 144 during the year ending December 31, 2002 and there has been no material affect on its consolidated financial statements.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-
owned banks at December 31, 2001 and 2000 amounted to $1,391,113 and $2,340,740, respectively of which no deposits are covered by insurance. YWG has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in, first-
out basis and consist of the following at December 31:
                                                     2001                       2000
                                              -------------------         -----------------
Hotel inventories                           $            216,940        $          172,725
Telecommunications inventories                           348,598                   447,911
Farm inventories                                              -                    233,717
Other                                                      1,400                    28,944
                                              -------------------         -----------------
    Total inventories                       $            566,938        $          883,297
                                              ===================         =================

The HOTEL inventories consist of food products, alcohol, beverages and supplies.

Note 1 - Summary of significant accounting policies, (continued)

Inventories, (continued)
------------------------

The TELECOMMUNICATIONS inventories consists of the following at December 31:

                                                     2001                       2000
                                               ------------------        --------------------
Raw materials                                $            92,686       $              98,205
Work in process                                          113,926                      65,798
Finished goods                                           141,986                     283,908
                                               ------------------        --------------------
    Total inventories                        $           348,598       $             447,911
                                               ==================        ====================

The FARM inventories consisted of fish, shrimp, soft-shelled turtles, crab, feed, seeds, and supplies. Included as part of the inventoried costs of seafood are direct labor and applicable overhead incurred over time to raise the seafood products until taken to market. The quantities of live fish, shrimp, soft-
shelled turtles and crab inventories are determined monthly based upon estimated growth from purchased hatchlings and fries in each pond and are reduced for the actual quantities sold and estimated mortality rates. Each pond is closed periodically and the estimated pounds adjusted to the actual harvest. As further disclosed in Note 11, FARM has temporally ceased operations prior to December
31, 2001 and there is no farm inventory as of December 31, 2001.

Intangible assets
-----------------

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a
"land use right" (the Right) to use the land. The HOTEL and FARM have purchased the Right to use the land for 40 years and 50 years, respectively, from the government for a fee in the amount of $1,570,000 and $3,382,000. The HOTEL's
Right (Land Use Certificate) is registered under the name of one of the joint venture partners, Shunde Shunao Industry & Commerce Company, Ltd. The FARM's
Right (Land Use Certificate) is registered under the name of the HOTEL. Both
HOTEL and FARM are in the process of applying for the name change of the Right, which has not been finalized as of the date of this report.

The Right has been classified as an intangible asset on the accompanying financial statements and is being amortized using the straight-line method over the life of the Right. Upon the acquisition of HOTEL and FARM, the Rights have been written down to fair value, which amounted to $940,381 and $2,203,952, for
HOTEL and FARM, respectively. Amortization expense for the years ended
December 31, 2001 and 2000 amounted to $71,074 and 65,412, respectively.

In March 1995, one of the shareholders of YWG purchased the land use right for
50 years where the TELECOMMUNICATIONS' operating facilities are located. Neither the title or the Right has been transferred to TELECOMMUNICATIONS, nor is
TELECOMMUNICATIONS being charged for using the land. However, the owner has assigned the Right to TELECOMMUNICATIONS for the remaining years. The original cost of the land use right amounted to $277,800 and is being recognized as an expense annually and as a capital contribution. The Right is being amortized over 50 years and the expense for the years ended December 31, 2001 and 2000 amounted to $5,556 and $5,556, respectively.

Note 1 - Summary of significant accounting policies, (continued)

Excess of acquired net assets over cost
---------------------------------------

Excess of acquired net assets over cost, which is a result of the acquisition of the TELECOMMUNNICATIONS on January 1, 2000. This amount is being amortized over
15 years using the straight line method and consisted of the following at
December 31:

                                                                      2001                      2000
                                                              ---------------------     ---------------------
Excess of acquired net  assets over cost                    $            1,127,247 $               1,127,247
Accumulated amortization                                                 (155,651)                  (79,839)
                                                              ---------------------     ---------------------
     Total                                                  $              971,596 $               1,047,408
                                                              =====================     =====================

Amortization on excess of acquired net assets over cost for the year ending
December 31, 2001 and 2000 amounted to $75,812 and $79,839, respectively.

Income taxes
------------

YWG has adopted Statement of Financial Accounting Standards No. 109, "Accounting
for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The deferred tax asset of $110,753 and $83,219 as at
December 31, 2001 and 2000 represents taxes on expenses deducted for financial statements purposes and not for tax purposes.

The HOTEL is considered as a foreign investment joint venture by the government and receives special income tax treatment. The HOTEL is subject to central government income tax at a rate of 30% and a 3% provincial government income tax.

The HOTEL is exempt from central and provincial government income tax for a period of two years (years ended December 31, 1997 and 1998), followed by a 50%
reduction in the central and provincial government income tax for a period of three years (years ended December 31, 1999, 2000 and 2001).

The FARM is considered as foreign investment joint venture by the government, receiving special income tax treatment. The FARM is subject to a central government income tax at a rate of 30% and 3% provincial government income tax.
However, the FARM is exempt from central and provincial government income tax for two years, starting with the first year of profitable operations (years ended December 31, 1997 and 1998), followed by a 50% reduction in central government income tax and full exemption from provincial government income tax for the next three years (years ended December 31, 1999, 2000 and 2001).

Note 1 - Summary of significant accounting policies, (continued)

Income taxes, (continued)
-------------------------

The TELECOMMUNICATIONS is a wholly foreign owned foreign enterprise company and therefore receives special income tax treatment from the China government. The
TELECOMMUNICATIONS is subject to central government income tax at a rate of 30%
and 3% provincial government income tax. However, the TELECOMMUNICATIONS is exempt from central and provincial government income tax for two years starting from the first year of profitable operations (years ended December 31, 1994 and
1995), followed by 50% reduction in the central and full exemption in the provincial government income tax for the next three years (years ended December
31, 1996, 1997 and 1998). Starting from 1999, TELECOMMUNICATIONS is being taxed at full tax rates (30% for central government income tax and 3% for provincial government).

The provision for income taxes at December 31, consisted of the following:

                                                          2001                          2000
                                                   -------------------            -----------------
Provision for China Income Tax                   $            752,794           $          912,881
Provision for China Local Tax                                  75,252                       83,264
Deferred taxes                                               (27,642)                     (21,252)
                                                   -------------------            -----------------
    Total provision for income taxes             $            800,404           $          974,893
                                                   ===================            =================

Certain revenues of the HOTEL, FARM and TELECOMMUNICATIONS operations are subject to sales and cultural taxes ranging from 3% to 10%. This tax is shown as a reduction of sales.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                                     2001                    2000
                                                                  ------------           -------------
U.S. Statutory rates                                                       34%                  34%
Foreign income not recognized in U.S.                                     (34)                 (34)
China Income taxes                                                         19                   18
                                                                  ------------           -------------
      Effective tax rate                                                   19%                  18%
                                                                  ============           =============

Earnings per share
------------------

YWG adopted Statement of Financial Accounting Standards No. 128, "Earnings Per
Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share
(EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and
Diluted EPS at December 31, 2001 and 2000.

Note 2 - Notes payable

Notes payable represents amounts due to construction contractors. They are due on demand, normally within one year. Notes payable at December 31, consisted of the following:

                                                         2001                2000
                                                        ------              ------
Notes payable to various

     vendors, unsecured, due on demand, no            $   13,649         $     33,265
     interest
                                                    =============       ==============

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $970,155 and $997,218 for the years ended December
31, 2001 and 2000, respectively. No interest expense payments were made for the years ended December 31, 2001 and 2000.

The Company purchased the following joint venture interests as disclosed in Note
1 on January 1, 2000.

                                                                                           Tele-
                                 Totals             Hotel              Farm           communications
                              --------------    --------------    ---------------   --------------------

Purchase price             $      4,758,282  $      2,717,293  $       2,040,989       $     -
                              ==============    ==============    ===============   ====================

Note 4 - Accounts receivable and credit risk

YWG's business operations are conducted mainly in the People's Republic of
China. During the normal course of business, YWG extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end.

Note 5 - Fair Value of Financial Instruments

The carrying amount of cash, trade accounts receivable, trade accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Note 6 - Due from related parties

YWG pays for various expenses, supplies, inventories and other goods on behalf of a related party, whose shareholders are also the shareholders of YWG. Amounts due from this related party at December 31, 2001 and 2000 amounted to $1,015,325 and $1,055,159, respectively.

A member of the Board of Directors has been advanced money for investment opportunities on behalf of the HOTEL. Amounts due from this person at December
31, 2001 and 2000 amounted to $1,568,779 and $724,796, respectively.

All amounts due from related parties are non-interest bearing and have no fixed repayment terms.

Note 7 - Pension contribution

Regulations in the People's Republic of China require YWG to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salary at retirement. The HOTEL and TELECOMMUNICATIONS pay an annual contribution of 33%
and 20%, respectively, of the city's standard salary of their employees to an insurance company, which is responsible for the entire pension obligation payable to the retired employees. There were no contributions for the Farm's employees due to their non-permanent status. For the years ended December 31,
2001 and 2000, YWG made pension contributions in the amount of $48,862 and
$36,750, respectively.

Note 8 - Other non-current assets

Other non-current assets represents cash advances to officers and employees for cash based business transactions incurred for the payment of operating expenses and purchases from various vendors.

Note 9 - Distribution of Income, Statutory Reserves and Restricted Retained
Earnings

The laws and regulations of the People's Republic of China require that before a
Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The Statutory Reserves included enterprise fund, employee benefits and general reserve. The enterprise fund may be used to acquire fixed assets or to increase the working capital in order to expend the production and operation of the joint venture; employee benefit reserve is restricted to the payment of bonus and welfare for employees and the general reserve may be used as a provisional financial cushion against the possible losses of a joint venture. The minimum percentage to be reserved for the general reserve is 10%. The board of directors decides upon the percentage to be reserved for the employee benefit reserve. There is no minimum provision required for enterprise fund.

At January 1, 2000, the date when the Company acquired its HOTEL, FARM and
TELECOMMUNICATIONS subsidiaries, the subsidiaries had $6,121,776 of statutory reserves provided in equity as required by the laws and regulations of the
People's Republic of China. In accordance with APB No. 16, "Business
Combinations", the acquisitions have been recorded under the purchase method of accounting and the $6,121,776 statutory reserves have been eliminated within the consolidated financial statements of Yi Wan Group, Inc. However, these reserves still exist on the books of the HOTEL, FARM and TELECOMMUNICATIONS subsidiaries to comply with the laws and regulations of the People's Republic of China.

Consolidated statutory reserves at December 31, 2001 and 2000 amounted to
$4,384,202 and $2,407,867, respectively. No dividends or distributions were declared to the owners for the years ended December 31, 2001 and 2000.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions from these amounts can be returned to their owners. There are no restricted retained earnings on the accompanying balance sheets at December 31, 2001 and 2000.

Note 10 - Due to prior owners of joint ventures

Shun'ao and Marco, were the partners in the original joint ventures from which
YWG acquired its equity interests in the three FIE Chinese subsidiaries. At
December 31, 2001 and 2000, Shun'ao and Marco were owed the following amounts for their respective equity interests and for the return of additional investments in the old joint ventures. All amounts due to prior owners of joint ventures are non-interest bearing and have no fixed repayment terms.

                                                                            2001                       2000
                                                                     --------------------      ---------------------
Payment due for acquistion of HOTEL:
       Payable to Shun'ao                                          $           1,811,529     $            1,811,529
       Payable to Marco                                                          905,764                    905,764
                                                                     --------------------      ---------------------
                                                                               2,717,293                  2,717,293
                                                                     --------------------      ---------------------

Payment due to Shun'ao for acquisition of FARM                                 2,040,989                  2,040,989
                                                                     --------------------      ---------------------

Return of investment by HOTEL:
       Payable to Shun'ao                                                        710,394                  3,624,550
       Payable to Marco                                                          304,454                  1,553,378
                                                                     --------------------      ---------------------
                                                                               1,014,848                  5,177,928
                                                                     --------------------      ---------------------
       Totals                                                      $           5,773,130     $            9,936,210
                                                                     ====================      =====================

Note 11 - FARM Operations

During 2001, as a result of highway construction, the FARM has lost its source of natural water necessary to raise and grow the farm's products. The FARM has ceased its operations during December 2001 and management is in the process of formalizing a plan to dispose of the FARM operations. The FARM is also in negotiation with the local government concerning their land use right and alternatives concerning the ultimate use of the land. Subsequent to December 31,
2001 there has been no formalized plan adopted to dispose of the FARM's operations and no provision has been made within financial statements for the year ending December 31, 2001 for the ultimate disposition of the FARM's operation. The Company has adopted SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" during the year ended December 31, 2002 and once the Company has adopted a formal plan to disposed of the FARMS's operations the provisions of SFAS No. 144 will be applied. As of December 31, 2001 the assets and liabilities of the FARM consisted of the following:

Current assets                          $        582,642
Buildings and equipment, net                     437,596
Intangible assets                              2,117,364
Other non current assets                          14,942
                                          ---------------
              Total assets              $      3,152,544
                                          ===============

Current liabilities                     $        330,294
                                          ===============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segment Information

YWG includes five major operating segments: restaurant, lodging, entertainment, farm and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents revenues and other financial information by business segment for the year ended December 31:

                                                                         HOTEL
                                 ------------------------------------------------------------------------
                                   Restaurant          Lodging         Entertain -ment       Totals
                                 ----------------  ----------------   -----------------------------------
2001
Net sales                     $        3,770,926 $       1,963,345 $        2,018,645 $        7,752,916
Cost of sales                          1,832,803           123,327            155,722          2,111,852
                                 ----------------  ----------------   ----------------   ----------------
Gross profit                           1,938,123         1,840,018          1,862,923          5,641,064
Operating expenses                       436,983           295,734            248,636            981,353
Depreciation and
    amortization                                                                                 665,933
Unallocated expenses                                                                           1,003,601
Corporate expenses
                                 ----------------  ----------------   ----------------   ----------------
 Income from operations        $        1,501,140 $       1,544,284 $        1,614,287 $        2,990,177
                                 ================  ================   ================
Interest income                                                                                   17,835
Other income (expense)                                                                            (7,433)
Provision for income tax                                                                        (416,614)
                                                                                         ----------------
Income (loss) before minority
     interest                                                                         $        2,583,965
                                                                                         ================

Total assets                                                                          $       13,741,089
                                                                                         ================

-Continued-

         Farm              Telecommu       Inter- segment        Totals
                           -nications        elimination
    ----------------   -------------------------------------------------------

 $        1,019,837 $        4,369,324 $         (75,115) $        13,066,962
            845,061          2,094,879           (75,115)           4,976,677
    ----------------   ----------------   ----------------  ------------------
            174,776          2,274,445                              8,090,285
                                                        -
            132,478            890,504                              2,004,335

             72,613                                                   738,546
                                                                    1,003,601
                                                                        5,000
    ----------------   ----------------   ----------------  ------------------
 $         (30,315) $        1,383,941 $                  $         4,338,803
                                                        -
              1,520              8,182                                 27,537
           (56,101)                                                  (63,558)
                                  (24)
                             (383,790)                              (800,404)
                  -
    ----------------   ----------------   ----------------  ------------------

 $         (84,896) $        1,008,309 $                  $         3,502,378
                                                        -
    ================   ================   ================  ==================

 $        3,152,549 $        4,291,638 $      (1,904,679) $        19,280,597
    ================   ================   ================  ==================

Note 12 - Segment Information, (continued)

                                                                         HOTEL
                                 ------------------------------------------------------------------------
                                   Restaurant          Lodging         Entertain -ment       Totals
                                 ----------------  ----------------   -----------------------------------
2000
Net sales                     $        3,715,071 $       1,956,375 $        2,122,993 $        7,794,439
Cost of sales                          1,788,342           118,071            153,087          2,059,500
                                 ----------------  ----------------   ----------------   ----------------
Gross profit                           1,926,729         1,838,304          1,969,906          5,734,939
Operating expenses                       430,673           300,148            264,845            995,666
Depreciation and
    amortization                                                                                 644,625
Unallocated expenses                                                                             792,021
                                 ----------------  ----------------   ----------------   ----------------
Income from operations        $        1,496,056 $       1,538,156 $        1,705,061 $        3,302,627
                                 ================  ================   ================
Interest income                                                                                   16,984
Other income (expense)                                                                              (241)
Provision for income tax                                                                        (476,307)
                                                                                         ----------------
Income before minority
     interest                                                                         $        2,843,063
                                                                                         ================

Total assets                                                                          $       13,820,810
                                                                                         ================

-Continued-

         Farm          Telecommu -nicationInter- segment eliminaTotals
    ----------------   -----------------------------------------------------

 $        1,727,399 $        4,640,849 $          (92,119)$      14,070,568
            920,114          2,295,804            (92,119)        5,183,299
    ----------------   ----------------   ----------------  ----------------
            807,285          2,345,045                  -         8,887,269
            165,481            875,386                            2,036,533

             80,900                                                 725,525
                                                                    792,021
    ----------------   ----------------   ----------------  ----------------
 $          560,904 $        1,469,659 $                - $       5,333,190
              1,766              8,068                               26,818
             11,511             19,504                               30,774
            (80,230)          (418,356)                            (974,893)
    ----------------   ----------------   ----------------  ----------------

 $          493,951 $        1,078,875 $                - $       4,415,889
    ================   ================   ================  ================

 $        3,383,575 $        3,349,362 $         (422,683)$      20,131,064
    ================   ================   ================  ================

Item 9. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

Item 10  Directors and Executive Officers of the Registrant

The names and ages of our executive officers and directors as of December  31,
2001, are as follows:

--------------------- -------- --------------------------------- -------------------------- -----------------------
        Name            Age                Position                     Held Since               Current term
                                                                                                  To expire
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Wan Ming          41     Chairman of Board and President           May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
You Yingliu             61       Director and Vice-president             May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Zhang Haoyu             32                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Yang Huijuan            32                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Luo Guanying            56       Director and Vice-president             May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Liang Xiaogen           55                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Wu Zeming               50                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Manli             39                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cen Minhong             40                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Wanqing           33                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Deqiang           69                 Director                      May 1999                  Dec 2002
--------------------- -------- --------------------------------- -------------------------- -----------------------

The names and ages of our telecommunications company's executive officers and directors as of December 31, 2001, are as follows:

--------------------- -------- --------------------------------- -------------------------- -----------------------
        Name            Age                Position                     Held Since              Current term
                                                                                                  to expire
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Wan Ming          41       Chairman of Board and President      September 1993            January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Wu Zeming               50           Vice-Chairman of Board           September 1993            January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
You Yingliu             61                 Director                   September 1993            January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Luo Guanying            56                 Director                   September 1993            January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
He Lei                  35                 Director                     April 2000               April 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------

The names and ages of our hotel company's executive officers and directors as of
December 31, 2001, are as follows:

--------------------- -------- --------------------------------- -------------------------- -----------------------
        Name            Age                Position                     Held Since          Current term to expire
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Wan Ming          41      Chairman of Board and President       December 1996              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Chang Jufeng            42           Vice-Chairman of Board            January 2000              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Wu Zeming               50                 Director                   December 1996              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
You Yingliu             61                 Director                   December 1996              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cen Minhong             40                 Director                   December 1996              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Manli             39                 Director                   December 1996              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
He Lei                  35                 Director                    January 2000              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------

The names and ages of our agriculture company's executive officers and directors as of December 31, 2001, are as follows:

--------------------- -------- --------------------------------- -------------------------- -----------------------
        Name            Age                  Position                     Held Since               Current term
                                                                                                    to expire
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Wan Ming          41       Chairman of Board and President         January 1997              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Chang Jufeng            42            Vice-Chairman of Board             January 2000              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Wu Zeming               50                   Director                    January 1997              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
You Yingliu             61                   Director                    January 1997              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cen Minhong             40                   Director                    January 1997              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
Cheng Manli             39                   Director                    January 1997              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------
He Lei                  35                   Director                    January 2000              January 2003
--------------------- -------- --------------------------------- -------------------------- -----------------------

Mr. Cheng Wan Ming has been our President and Chairman of the Board from May
1999 until present. Mr. Cheng Wan Ming is also responsible for our accounting and financial reporting. From September 1993 to April 2000, Mr. Wan Ming was a
member of the Board of Directors and President of our telecommunicationsS company. Since May 2000, Mr. Wan Ming has served as the Chairman of the Board of
Directors and President of our telecommunications company. Mr. Wan Ming joined our hotel company in December 1996 and has served as its Chairman of the Board of Directors and President from December 1996 until present. Mr. Wan Ming joined our agriculture company in January 1997 and has served as its Chairman of the
Board and President from January 1997 until present. Before September 1993, Mr.
Wan Ming was President of Shunao Industry and Commerce Company, in Guangdong
Province. Mr. Wan Ming received a bachelor degree from Foshan Junior College in
Guangdong province. Mr. Cheng Wan Ming is the husband of Ms. Cen Minhong. Mr.
Cheng Wan Ming is the brother of Mr. Cheng Wanqing and Ms. Cheng Manli.

Mr. You Yingliu has been our Director and Vice President from May 1999 until present. He joined our telecommunications company in September 1993. Since
September 1993, Mr. Yingliu has been a Director of our telecommunications company. Mr. Yingliu joined our hotel company in December 1996. Since then, Mr.
Yingliu has been a Director of our hotel company. Mr. Yingliu joined our agriculture company in January 1997. From January 1997 to present, Mr. Yingliu has been a Director and Vice-President of our agriculture company.

Mr. Zhang Haoyu has been a member of our Board of Directors since May 1999. Mr.
Haoyu has been a Vice-President of our hotel subsidiary since December 1996.
Mr. Haoyu served as a Director of our telecommunications company from September
1993 until April 2000. From December 1996 to January 2000, Mr. Haoyu was a
Director and Vice-President of our hotel company. Mr. Haoyu served as a Director of our agriculture company. Mr. Haoyu previously received an associate degree from the Metallurgical Junior College of Changsha City, Hunan province. From
September 1991 to October 1995, Mr. Haoyu was a department manager of the
Material Bureau of Qinyang City, Henan province. Mr. Zhang Haoyu is the husband of Ms. Yang Huijuan.

Ms. Yang Huijuan has been a member of our Board of Directors since May 1999. Ms.
Huijuan served as a Director of our telecommunications company from September
1993 until January 2000. From June 1990 to present, Ms. Huijuan has been employed as a manager in China Agriculture Bank, Jiaozuo Branch, in the Henan
province of China. From December 1996 until January 2000, Ms. Huijuan was a
Director of our hotel company. Ms. Yang Huijuan also served as a Director of our agriculture company from January 1997 until January 2000. Ms. Huijuan previously received a bachelor degree from Jiaozuo University in Henan province. Ms. Yang
Huijuan is the wife of Mr. Zhang Haoyu.

Ms. Luo Guanying has been a member of our Board of Directors and a
Vice-President since May 1999. Ms. Guanying has been a member of the Board of
Directors of our telecommunications company since September 1993. From December
1996 until January 2000, Ms. Guanying served as a member of the Board of
Directors of our hotel company. Ms. Guanying also served as a Director of our agriculture company from January 1997 until January 2000. Ms. Guanying also is presently a Vice-President of Shunao Industry & Commerce Company, in Guangdong
province, a position she has held since April 1993. Ms. Luo Guanying is the wife of Mr. Liang Xiaogen.

Mr. Liang Xiaogen has been a member of our Board of Directors since May 1999. He served as a Director of our telecommunications company from September 1993 to
April 2000. From December 1996 until January 2000, Mr. Xiaogen also served as a
Director of our hotel company. In January 1997, Mr. Xiaogen became a Director of our agriculture company and served in that capacity until January 2000. Mr.
Xiaogen has been the President of Shun de Zhiyuan Developing Company, in
Guangdong province, since March 1991. Mr. Xiaogen is the husband of Ms. Luo
Guanying.

Mr. Wu Zeming has been a member of our Board of Directors since May 1999. He served as the Chairman of the Board of Directors and Vice President of our
telecommunications company from September 1993 until April 2000. Since May 2000,
Mr. Zeming has been the Vice-Chairman of our telecommunications company. Since
December 1996, Mr. Zeming has been a Director of our hotel company. Mr. Zeming has also served as a Director of our agriculture company from January 1997 to present. Mr. Zeming has also been the Chairman of the Board of Directors of Wan
Da Construction Inc., of Macao, since June 1991. Mr. Zeming is the husband of
Ms. Cheng Manli.

Ms. Cheng Manli has been a member of our Board of Directors since May 1999. Ms.
Manli has been the Representative of the Macao Office of our telecommunications company since January 1999. She served as a Director of our telecommunications company from September 1993 until April 2000. Ms. Manli has been a Director of our hotel company since December 1996. Ms. Manli has also been a Director of our agriculture company since January 1997. Since June 1991, Ms. Manli has been a
Directors of Wan Da Construction Inc. of Macao. Ms. Manli is the wife of Mr. Wu
Zeming. She is also the sister of Mr. Cheng Wan Ming and Mr. Cheng Wanqing.

Ms. Cen Minhong has been a member of our Board of Directors since May 1999. Ms.
Cen Minhong has been the Director of the Administrative Office of our telecommunications company since March 2000. She served as a Director of our telecommunications company from September 1993 until April 2000. Ms. Minhong has also been a Director of our hotel company since December 1996. Ms. Minhong has also served as a Director of our agriculture company since January 1997. Ms.
Minhong is the wife of Mr. Cheng Wan Ming.

Mr.Cheng Wanqing has been a member of our Board of Directors since May 1999. He served as a director of our telecommunications company from September 1993 until
April 2000. From December 1996 until January 2000, Mr. Wanqing also served as a
Director of our hotel company. Mr. Wanqing served as a director of our agriculture company from January 1997 until January 2000. From April 1993 to the present, Mr. Wanqing has been Vice-President of Shunao Industry & Commerce
Company. Mr. Cheng Wanqing received a bachelor degree from the Television
Broadcasting College, in Guangdong province. Mr. Cheng Wanqing is the brother of
Mr. Cheng Wan Ming and Ms. Cheng Manli.

Mr. Cheng Deqiang has been a member of our Board of Directors since May 1999.
From August 1953 to May 1993, Mr. Deqiang was a department manager of the
Agriculture Bureau of Shun de City, Guangdong province. From June 1993 to the present, Mr. Deqiang has been Vice-President of Shunao Industry & Commerce
Company, in Guangdong Province. Mr. Deqiang received a bachelor degree from the
Zhongkai Agriculture School in Guangdong province. Mr. Deqiang is the father of
Mr. Cheng Wan Ming, Mr. Cheng Wanqing, and Ms. Cheng Manli.

Mr. Chang Jufeng has been a manager of our hotel company from June 1996 until
December 1999. In January 2000, Mr. Jufeng became the Vice Chairman of the Board of Directors and the Assistant General Manager of our hotel company. In January
2000, Mr. Jufeng also became the Vice Chairman of the Board of Directors of our agriculture company. Previously, between March 1992 and May 1996, Mr. Jufeng was a department manager of the Police Bureau of Jiaozuo City, Henan province. Mr.
Chang Jufeng received a bachelor degree from the Technical College of Jiaozuo
City, Henan province.

Ms. He Lei has been a Director of our hotel company since January 2000. Ms. Lei also has served as a Director of our agriculture company since January 2000. Ms.
Lei has been a director of our telecommunications company since April 2000.
Previously, from July 1995 until August 1997, Ms. Lei was a manager of the
Gang'ao Entrust Investment Co., Ltd., a financial and investment consulting firm located in Beijing, P.R.China. Beijing office. Since September 1997 Ms. Lei has also been a manager of Beijing Zhongyou Huashang Trading Company. Ms. Lei
received a bachelor degree from the Renmin University of China.

Item 11. Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered during the current year the year ended December
31, 2000 by our President/Chairman of the Board, Cheng Wan Ming. No other executive officers received aggregate compensation during our last fiscal year which exceeded, or would exceed on an annualized basis, $100,000.

-------------------------- -------------------------------------------- ------------------------------------------
Summary Compensation Chart Annual Compensation                          Long Term Compensation
-------------------------- -------------------------------------------- ------------------------------------------
Name & Position     Year   Salary (US$)*            Bonus ($) Other ($) Restricted Options ($) L/Tip ($) All Other
                                                                        Stock
                                                                        Awards
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------
Cheng Wan Ming,     2001   11,595                        0         0          0          0          0         0
Chairman/President         (Hotel Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------
                           3,333                         0         0          0          0          0         0
                           (Agriculture Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------
                           0                             0         0          0          0          0         0
                           (Communication Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------

*Cheng Wan Ming's salary he received from our Hotel and Agriculture Divisions reflects payment by these Divisions.

Our officers and directors, including Cheng Wan Ming, did not receive any monetary or security compensation from us during 2001. The only compensation that our officers and directors received during 2001 was from our hotel and agriculture subsidiaries, as reflected above.

China's mandatory pension system for its urban labor force is a defined-benefit, pay-as-you-go system for persons identified as "older workers" and retirees.
"Older workers" are those who retired prior to the period between October and
December 1997 which was the implementation of State Counsel Decision Number 26, the mandatory pension system. In August 1997, China State Council Decision adopted this unified, publicly managed system covering all urban workers. The defined system for younger workers it is designed to be multi-pillar with individual accounts, consisting of : (1) a basic benefit which is a pay-as-you-go system entitling retirees to a defined-benefit of 20% of the last year's average provincial, municipal or otherwise local monthly wage; (2)
individual accounts entitling retirees to a monthly annuity equal to 1/120 of the account's notional accumulation, plus and indexation factor, (3) voluntary supplementary individual accounts entitling retirees to a phased-withdrawal.
This Decision set forth the general parameters for contributions, fund accruals, service recognition for those who have contributed under both the old and new system, and benefits. In addition, the Decision provides some basis for regional variation.

The Decision mandates one of three benefits according to when the worker begins contributing to the system: (a) the so called "older men" are those who retired prior to the implementation of the Decision between October and December 1997.
These workers retain the locally determined level of defined -benefit entitlements they had been receiving; (b) "middle men" are those who began contributing prior to the Decision, but who retire afterwards. Such workers are entitled to the better of the defined-benefit formula applied to "older men" in their community or the sum of the basic benefit, individual account distribution and an accrual factor applicable to the years of service prior to the Decision;
and (c) "young men" are those who began contributing after the implementation of the Decision. These individuals are entitled only to the sum of the basic benefit and individual account distribution.

The State Counsel Decision and measures to adopt municipal and provincial pooling represent important steps towards gradually reducing the unfunded liability of the pension system.

Under the hotel division's pension plan, all other of the hotel's employees who began contributing after the implementation of the system are entitled only to the sum of the basic benefit and individual account distribution. This system sets out general parameters for contributions, fund accruals, and service recognition for those who have contributed under both old and new systems and benefits but left some basis for regional variation. As regulated by the local government, our hotel division pays an annual contribution of 33% of the City's standard salary, which is approximately $30 per month currently, for all of its eligible employees, to an insurance company who is responsible for the entire pension obligation payable to the retired employees.

Term of Employment Agreements.
------------------------------

All of the above individuals have employment agreements with the entity or entities for which they work. The term of all employment agreements listed in the tables above is until September 2003. Salaries are renegotiated each year.

Our agriculture, telecommunications, and hotel subsidiaries each have employment agreements with our President, Mr. Cheng Wan Ming. The employment agreement with the agriculture subsidiary provides that Mr. Cheng Wan Ming serve as its president from December 2001 to December 2002. The employment agreement with the telecommunications subsidiary provides that Mr. Cheng Wan Ming serve as its
President from September 1999 to September 2002. The employment agreement with the hotel subsidiary provides that Mr. Cheng Wan Ming serve as its President from
December 1999 to December 2002. Each employment agreement provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the respective corporation and that Mr. Cheng Wan Ming will be eligible for bonus payments according to the provisions of the respective corporation's performance and bonus program.

Our telecommunications subsidiary has an employment agreement with our Director,
Ms. Luo Guanying, in her capacity as a Director of our telecommunications subsidiary. The employment agreement provides that Ms. Guanying shall serve as the Director of the telecommunications subsidiary from February 1, 2001 to
February 1, 2006. The employment agreement further provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the corporation and that Ms. Guanying shall be eligible for bonus payments according to the corporation's performance and bonus program.

Our agriculture subsidiary has an employment agreement with our Director, Mr.
You Yingliu, in his capacity as a Vice President of our agriculture subsidiary.
The employment agreement provides that Mr. Yingliu shall serve in a
Vice-President of our agriculture subsidiary from December 10, 2001 to December
10, 2002. The employment agreement further provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the corporation and that Mr. Yingliu shall be eligible for bonus payments according to the corporation's performance and bonus program. Mr. You Yingliu, in his capacity as Representative for Seafood Purchasing, also has an employment agreement with our hotel subsidiary. The employment agreement provides that Mr.
Yingliu shall serve in this capacity from December 25, 2001 to December 25, 2004 under the same salary and bonus provisions descried in Mr. Yingliu's employment agreement with our agriculture subsidiary.

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our Common Stock as of the date of this Form 10K by:
     o    Each shareholder known by us to own beneficially more than 5% of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    all directors and executive officers as a group.

No one other than our officers or directors hold in excess of 5% of our issued shares. The following table sets forth certain information regarding security ownership of our management as of December 31, 2001:

Security Ownership of Management
------------------------------- ---------------------------- ----------------------------- -----------------------
Title of Class                       Name                        Amount and nature          Percentage of class
                                                               of beneficial ownership
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Cheng Wan Ming                    8,462,650                     52.1%*
                                                                   (Direct/Indirect)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Cen Minhong                       8,462,650                     52.1%*
                                                                   (Direct/Indirect)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               You Yingliu                       1,069,250                      6.6%
                                                                        (Direct)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Yang Huijuan                      1,527,500                      9.3%**
                                                                   (Direct/Indirect)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Zhang Haoyu                       1,527,500                      9.3%**
                                                                   (Direct/Indirect)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Wu Zeming                         1,069,250                      6.6%
                                                                        (Direct)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Luo Guanying                        763,750                      4.7%
                                                                        (Direct)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Chang Wanqing                       763,750                      4.7%
                                                                        (Direct)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               Cheng Deqiang                       763,750                      4.7%
                                                                        (Direct)
------------------------------- ---------------------------- ----------------------------- -----------------------
Common                               All officers and
                                         director                     14,419,600
                                  as a group (9 persons)                (Direct)                     88.7%
------------------------------- ---------------------------- ----------------------------- -----------------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
16,250,000 shares of common stock outstanding as of December 31, 2001.

There are two married couples in the above list of principal shareholders.
*Mr.Cheng Wan Ming is the husband of Ms. Cen Minhong.  Mr. Cheng Wan Ming directly owns 6,369,975 shares; his wife, Ms. Cen Minhong, directly owns
2,092,675 shares. Collectively, Mr.Cheng Wan Ming and Ms. Cen Minhong, beneficially 8,462,650 shares as reflected in the above table.
**Mr. Zhang Haoyu is the husband of Ms. Yang Huijuan.  Mr. Zhang Haoyu directly owns 763,750 shares; his wife, Ms. Yang Huijuan, directly owns 763,750 shares.
Collectively, Mr. Zhang Haoyu and Ms. Yang Huijuan, beneficially own 1,527,500 shares as reflected in the above table.

There are no pending or anticipated arrangements that we are aware of that may cause a change in control of our company.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted, herein, we are not aware of any arrangements which may result in a change in control of our company. Change In Control

We are not currently engaged in any activities or arrangements that we anticipate will result in a change in our
control.

Item 13. Certain Relationships and Related Transactions

In 1999, 2000, and 2001 our telecommunications division purchased materials, supplies, and paid for operating expenses in the amount of $813,811, and $1,055,159 and $30,193  on behalf of Shun'ao Industry and Commerce Company, partner in our agriculture and hotel divisions. Our telecommunications division verbally agreed to pay for these expenses at its discretion and there are no fixed repayment terms. There is no commitment to fund current or future operating
Shun'ao Industry and Commerce Company's expenses.

Our president has a 41.7% ownership interest in Shun'ao Industry and Commerce
Company.

At December 31, 2001, Shun'ao Industry and Commerce Company, a partner in our agriculture and hotel divisions, is owed $1,811,529 and $2,040,989, by our hotel and agriculture divisions for acquisition of their interests in the hotel and farm divisions and $710,395 as return of investment in the hotel division.
There are no repayment terms to pay principal or interest at this time. Our management intends to negotiate terms of payment and interest at a later date.
These debts have been classified as a current liability and are due on demand.

At December 31, 20001, Marco Wan Da Construction, a former partner in our hotel division, is owed $905,764 for its interest in the hotel division and $304,454 as return of investment in the hotel division. There are no repayment terms to pay principal or interest at this time. Our management intends to negotiate terms of payment and interest at a later date. These debts have been classified as a current liability are due on demand.

Our director, Mr. Wu Zeming, is the president of Marco Wan Da Construction and has a 51% ownership interest in that company. Our director, Ms. Cheng Manli is a director of Marco Wan Da Construction and holds a 49% ownership interest in that company.

In 1999, 2000, and 2001, we advanced Cheng Wan Ming, our president, $127,062, and $341,166 as cash advances for cash-based business transactions incurred for the payment of operating expenses and purchases from vendors. Due to the nature of conducting business in China many financial transaction are completed in cash, instead of by check or draft. Customarily, officers, managers and employees of companies located in China, including our personnel, are advanced cash on a daily basis to pay for normal business operating expenses. These advances are accounted for when the officer or employee submits the paid invoice to the accounting department to support the receipt of goods and services.

As of December 31, 2001, we advanced Chang Jufeng, Vice Chairman of the Board of
Directors and the Assistant General Manager of our hotel division and Vice
Chairman of the Board of Directors of our agriculture division $724,795 as a loan. There is no promissory note reflecting the loan. There are no repayment terms. The purpose of the loan is to invest or to make loans in possible investment opportunities. There is an oral agreement to return the monies back to the hotel if no suitable investment opportunities are found by December 31,
2001. There is no interest charged upon the loan.

Upon formation, we issued our officers, directors, and their affiliates
15,512,500 shares for services in connection with our formation.

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

Exhibits
--------

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
     10.7   Joint Venture Contract Yi Wan Maple Leaf High Technology Agriculture
                Developing Ltd. Co.*
     10.8   Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.9   Agreement of Shunde Yi Wan Communication Equipment Plant
                Co., Ltd.*
     10.10  Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture
            Development Ltd., Co. on the Transfer of Equity Shares
     10.11  Agreement of Jiaozuo Yi Wan Hotel Co., Ltd. on the Transfer of
            Equity Shares
     21     List of Subsidiaries*
     23.1   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. and Subsidiaries*
     23.2   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Reviewed Financial Statements December 31, 2001 and 2000
     23.3   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Audited Financial Statements December 31, 2000 and 1999
     23.4   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Subsidiaries Audited Financial Statements December 31,
                1999 and 1998
     99     Form 10-12G/A filed on 03/28/02, SEC File No. 000-33119.

* Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC
File No. 000-33119.

 (b)  Reports on Form 8-K
None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            YI WAN GROUP, INC.
                                            (Registrant)

                                            By  /s/ Cheng Wan Ming
Date: April 1, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                               Date
      ---------                       -----                               ----

  /s/ Cheng Wan Ming        Chairman of Board and President           April 1, 2002
 -------------------
      Cheng Wan Ming

  /s/ Wu Zeming            Chief Financial Officer and Director      April 1, 2002
 ------------------
      Wu Zeming

  /s/ You Yingliu           Director                                 April 1, 2002
 -----------------
      You Yingliu

  /s/ Zhang Haoyu           Director                                 April 1, 2002
 -----------------
      Zhang Haoyu

  /s/ Yang Huijuan          Director                                 April 1, 2002
 -----------------
      Yang Huijuan

  /s/ Luo Guanying          Director                                 April 1, 2002
 -----------------
      Luo Guanying

  /s/ Liang Xiaogen         Director                                 April 1, 2002
 ------------------
      Liang Xiaogen

  /s/ Cheng Manli           Director                                 April 1, 2002
 ------------------
      Cheng Manli

  /s/ Cen Minhong           Director                                 April 1, 2002
 ------------------
      Cen Minhong

  /s/ Cheng Wanqing         Director                                 April 1, 2002
 ------------------
      Cheng Wanqing

  /s/ Cheng Deqiang         Director                                 April 1, 2002
 ------------------
      Cheng Deqiang