Form 10-Q
period 2002-03-31
YI WAN GROUP INC
filed 2002-05-14
CIK 1157667

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 2002

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

The number of shares outstanding of each of Issuer's classes of common equity as of March 31, 2002.

      Title of Class                      Number of Shares Outstanding
      Common Stock                                16,256,260

Transitional Small Business Disclosure Format   yes___   no X

                               Yi Wan Group, Inc.

                                      Index

                                     Part I
                              FINANCIAL INFORMATION

          TABLE OF CONTENTS                                               Page

Item 1.   Financial Statements

          Consolidated balance sheets as of March 31, 2002 and
          December 31, 2001 (unaudited) .................................... 1

          Consolidated statements of income and other comprehensive income for the three months ended March 31, 2002 and 2001 (unaudited).... 2

          Consolidated statements of shareholders' equity for the three months ended March 31, 2002 and 2001 (unaudited).................. 3

          Consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 (unaudited)......................... 4

          Notes to consolidated financial statements (unaudited)......... 5-16

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................... 17

Item 3.  Qualitative and Quanitative Disclosures about Market Risks........ 19

                                     Part II

          Other information

Item 1    Legal Proceedings ............................................... 20
Item 2    Changes in Securities and Use of Proceeds ....................... 20
Item 3    Defaults upon senior securities.................................. 20
Item 4    Submission of Matters to a Vote of Securities ................... 20
Item 5    Other information ............................................... 20
Item 6    Exhibits and Reports on Form 8-K ................................ 20

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                                    March 31,       December 31,
                                                                      2002             2001
                                                                 -------------      -------------
                                                                    Unaudited         Audited
                                                                 -------------      -------------
CURRENT ASSETS:
 Cash                                                            $  1,966,450       $  1,391,113
 Accounts receivable, net of allowance for doubtful
  accounts of $6,950 at March 31, 2002 and December 31, 2001        1,105,300          1,044,576
 Due to related parties                                             2,704,551          2,584,104
 Inventories                                                          608,394            566,938
 Prepaid expenses                                                      17,854             21,371
                                                                 -------------      -------------
  Total current assets                                              6,402,549          5,608,102
                                                                 -------------      -------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                          17,458,501         17,744,121
                                                                 -------------      --------------

OTHER
ASSETS:
 Intangible asset, net                                              4,196,424          4,211,089
                                                                 -------------      -------------
 Deferred tax asset                                                   143,555            110,753
 Other non-current assets                                             410,325            346,077
                                                                 -------------      -------------
  Total other assets                                                4,750,304          4,667,919
                                                                 -------------      -------------
   Total assets                                                  $ 28,611,354       $ 28,020,142
                                                                 =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                $    295,776       $    330,720
 Accounts payable - related party                                      10,787             10,788
 Accrued liabilities                                                  570,070            675,306
 Wage and benefits payable                                            287,540            335,859
 Sales tax payable                                                    975,064          1,011,777
 Income taxes payable                                               1,346,217          1,075,680
 Due to shareholders                                                  177,594            177,609
 Due to prior owners of joint ventures                              5,773,044          5,773,130
 Notes payable                                                         13,648             13,649
                                                                 -------------      -------------
  Total current liabilities                                         9,449,740          9,404,518
                                                                 -------------      -------------

MINORITY INTEREST                                                   1,509,448          1,464,493
                                                                 -------------      -------------

SHAREHOLDERS'
EQUITY:
 Common stock, no par value, authorized 50,000,000 shares,
  16,256,250 shares issued and outstanding                              5,078              5,078
 Paid-in-capital                                                    5,105,494          5,104,105
 Statutory reserve                                                  9,113,617          9,113,617
 Retained earnings                                                  3,447,361          2,945,701
 Accumulated other comprehensive income                               (19,384)          (17,370)
                                                                  -------------      -------------
                                                                   17,652,166        17,151,131
                                                                  -------------      -------------
  Total shareholders' equity
   Total liabilities and shareholders' equity                    $ 28,611,354       $28,020,142
                                                                  =============      =============

                                      F-1

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                 Three months ended March 31,
                                                                            ---------------------------------------
                                                                                   2002                2001
                                                                            -------------------- ------------------
                                                                                 Unaudited           Unaudited
                                                                            -------------------- ------------------

NET SALES                                                                 $           2,799,890$    3,173,051

COST OF SALES                                                                           990,359     1,163,131
                                                                            -------------------- ------------------

GROSS PROFIT                                                                          1,809,531     2,009,920

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES                                         1,027,731     1,031,041
                                                                            -------------------- ------------------

INCOME FROM OPERATIONS                                                                  781,800       978,879
                                                                            -------------------- ------------------

OTHER INCOME                                                                              2,650           474
                                                                            -------------------- ------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                                                               784,450       979,353

PROVISION FOR INCOME TAXES                                                              237,835       194,231
                                                                            -------------------- ------------------

INCOME BEFORE MINORITY INTEREST                                                         546,615       785,122

MINORITY INTEREST                                                                       (44,955)      (56,840)
                                                                            -------------------- ------------------

NET INCOME                                                                              501,660       728,282

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                                              (2,014)         (780)
                                                                            -------------------- ------------------

COMPREHENSIVE INCOME                                                      $             499,646  $    727,502
                                                                            ==================== ==================

Earnings per share, basic and diluted                                     $                0.03  $       0.05
                                                                            ==================== ==================

                                      F-2

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                             Number               Common              Paid-in            Statutory
                                                           of shares              stock               capital            reserves
                                                        -----------------   -------------------  ------------------  ---------------
                                                          (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
                                                        -----------------   -------------------  ------------------  ---------------

BALANCE, January 1, 2002, audited                         16,256,250        $      5,078         $     5,104,105     $   9,113,617

    Net income
    Additions to paid in capital (land use right)                                                          1,389
    Foreign currency translation adjustments
                                                        -----------------   -------------------  ------------------  ---------------
BALANCE, March 31, 2002                                   16,256,250        $      5,078         $     5,105,494     $   9,113,617
                                                        =================   ===================  ==================  ===============

BALANCE, January 1, 2001, audited                         16,006,250        $         78         $     5,098,549     $   7,833,412

    Net income
    Additions to paid in capital (land use right)                                                          1,389
    Foreign currency translation adjustments

BALANCE, March 31, 2001                                   16,006,250                  78         $     5,099,938     $   7,833,412
                                                        ==================  ===================  ==================  ===============

-Continued-

                                                                                    Accumulated
                                                            Retained            other comprehensive
                                                            earnings                  income                    Totals
                                                        ------------------   --------------------------   -------------------
                                                           (Unaudited)              (Unaudited)              (Unaudited)
                                                        ------------------   --------------------------   -------------------

BALANCE, January 1, 2002, audited                              2,945,701        $       (17,370)             $  17,151,131

    Net income                                                   501,660                                           501,660
    Additions to paid in capital (land use right)                                                                    1,389
    Foreign currency translation adjustments                                             (2,014)                    (2,014)
                                                        ------------------   --------------------------   -------------------
BALANCE, March 31, 2002                                        3,447,361        $       (19,384)             $  17,652,166
                                                        ==================   ==========================   ===================

BALANCE, January 1, 2001, audited                              1,674,763        $         2,994              $  14,609,796
                                                                                                                         0
    Net income                                                   728,282                                           728,282
     Additions to paid in capital (land use right)                                                                   1,389
     Foreign currency translation adjustments                                              (780)                      (780)
                                                        ------------------   --------------------------  --------------------
BALANCE, March 31, 2001                                        2,403,045        $          2,214             $  15,338,687
                                                        ==================   ==========================  ====================

                                      F-3

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                      Three months ended March 31,
                                                                           ---------------------------------------------------
                                                                                    2002                       2001
                                                                           ------------------------   ------------------------
                                                                                 (Unaudited)                (Unaudited)
                                                                           ------------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $         501,660          $          728,282
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation                                                                    316,291                     325,588
   Amortization                                                                     14,665                      25,755
   Land use cost                                                                     1,389                       1,389
   (Increase) decrease in accounts receivable                                      (60,724)                    227,845
   Increase in related party receivables                                          (120,447)                    (63,715)
   Increase in inventories                                                         (41,456)                    (12,540)
   Decrease (increase) in prepaid expenses                                           3,517                      (1,085)
   Increase in due from officers and employees                                     (64,248)                    (59,406)
   Decrease in accounts payable                                                    (34,944)                    (13,113)
   Decrease in accounts payable - related party                                         -                      (10,799)
   Decrease in accrued liabilities and other current liabilities                  (105,330)                    (67,437)
   Decrease in wages and benefits payable                                          (48,319)                    (44,856)
   Decrease in sales tax payable                                                   (36,713)                    (24,233)
   Increase in income taxes payable                                                270,537                     194,179
   Increase in minority interest                                                    44,955                      56,840
   Foreign currency translation adjustment                                          (2,014)                       (780)
                                                                           ------------------------   ------------------------
    Net cash provided by operating activities                                      606,008                   1,261,914
                                                                           ------------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of improvements and automobiles                                          (30,671)                    (46,921)
                                                                           ------------------------   ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment to prior owner of joint venture                                              -                     (966,547)
 Principal payments on notes payable                                                    -                      (19,602)
                                                                           ------------------------   ------------------------
   Net cash used in financing activities                                                -                     (986,149)

INCREASE IN CASH                                                                   575,337                     228,844
                                                                           ------------------------   ------------------------
CASH, beginning of period                                                        1,391,113                   2,077,002
                                                                           ------------------------   ------------------------

CASH, end of period                                                         $    1,966,450             $     2,305,846
                                                                           ========================   ========================

                                      F-4

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Basis of presentation

In early 1999, several Chinese nationals began to explore possible investment opportunities within the United States. These individuals formed YWG in May
1999, for the specific purpose of acquiring the majority interests in joint venture companies that were registered in the People's Republic of China as
Foreign Invested Enterprises. The business plan of YWG called for the acquisition of profitable businesses with growth potential, which would provide the business and asset base for YWG becoming a publicly reporting and trading company in the United States. After searching for suitable candidates with which to implement this business plan, on January 1, 2000, YWG acquired a 90% equity interest in Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL) and Yi Wan Maple Leaf High
Technology Agriculture Developing Ltd. Co. (FARM), respectively, and a 100%
interest in Shun De Yi Wan Communication Equipment Plant Co., Ltd.
(TELECOMMUNICATIONS).

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)

All of the individual owners of Shun'ao, Shun de and Marco are also shareholders in Yi Wan Group, Inc. Mr. Cheng Wan Ming is the husband of Ms. Cen Minhong. Mr.
Cheng Wan Ming directly owns 6,369,975 shares; his wife, directly owns 2,092,675 shares of Yi Wan Group, Inc. Collectively, Mr. Cheng Wan Ming and Ms. Cen
Minhong, beneficially own 8,462,650 shares or 52.86% of Yi Wan Group, Inc.
stock. Mr. Cheng Wan Ming owns 54.73% interest in both Shun'ao Industry and
Commerce Company, majority partner in our Hotel and Farm subsidiaries pre-merger and Shun de Zhiyuan Developing Co., minority owner in our Telecommunications subsidiary pre-merger. Ms. Cen Minhong owns 57.98% in Marco Wan Da Construction, minority partner in our Hotel and majority partner in our Telecommunication subsidiary pre-merger and 57.98% in Canadian Maple Leaf, majority partner in our
Farm subsidiary pre-merger.

Effectively Mr. Cheng Wan Ming and Ms. Cen Minhong owned through their ownership of Shun'ao Industry and Commerce Company, Shun de Zhiyuan Developing Co., Marco
Wan Da Construction and Canadian Maple Leaf a combined 55.5% of the Hotel, Farm and Telecommunication subsidiaries pre-merger. These acquisitions were in substance a transfer of net assets between companies under common control. In accordance with Accounting Interpretations No. 39 of Accounting Principles Board
Opinion No. 16 (APB No. 16), Business Combinations, "Transfers and Exchanges
Between Companies Under Common Control", APB No. 16 does not apply to these acquisitions and the assets and liabilities were transferred at their historical cost basis in a manner similar to that in a pooling of interests accounting.

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Because the shareholders of Shun'ao and Marco are also majority shareholders in
Yi Wan Group, Inc., which is the majority owner of the Hotel, Shun'ao and Marco signed an agreement with YWG to accept less consideration than their original investments in the Hotel. The registered capital and additional investment amounts were reduced from the original joint venture because the owners believed that the reduced capital and investment amounts were sufficient to fund the operations. In addition by reducing the capital and investment amounts in the new joint venture agreement this helped to speed up the Chinese government approval process of the new joint venture. There was no other consideration given to Shun'ao or Marco other than the $7,895,221. Since the individual shareholders of both Shun'ao and Marco are majority shareholders in Yi Wan
Group, Inc., and in an effort to help Yi Wan Group, Inc. to succeed in this venture, Shun'ao and Marco have signed an agreement to leave $2,717,293 with our
Hotel Division, which represents the difference in the original capital and investment amounts in the Hotel and the $7,895,221. Thus YWG is not contingently liable to Shun'ao or Marco for any difference in the original capital and investment amounts that were retained in the Hotel subsidiary. The $2,717,293 has been recorded as paid-in-capital in the consolidation. In addition, the shareholders of Shun'ao and Marco agreed to leave $538 which represents the accumulated undistributed earnings prior to January 1, 2000. The $538 has been recorded as paid-in-capital in the consolidation.

Since the acquisition of the HOTEL occurred on January 1, 2000, the HOTEL's operations for the year ended December 31, 2000 have been included in the accompanying income statement.

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

On January 1, 2000, YWG acquired Canadian Maple Leaf's 49% equity interest in the FARM and 41% of the remaining 51% of the FARM's equity held by Shun'ao.
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

There are no time requirements placed by any government agency concerning when the additional investment amount of $4,951,511 (RMB(Y)41,000,000) is required to be paid by Yi Wan Group, Inc. Since this is a new joint venture, Yi Wan Group,
Inc. has no exposure concerning the registered capital payment of Canadian Maple
Leaf. However, under Chinese law, payment of the registered capital amount is set forth in the joint venture agreement, which for the Farm was due June 7,
2001, and has been extended until June 7, 2002. Under Chinese law, the Farm's registered capital is required to be paid no later than three years after the business license has been issued. If the required registered capital payment has not been made by this time, the Farm's approval certificate and business license shall be revoked and the Farm will be unable to conduct business.

Since the individual shareholders of both Shun'ao are majority shareholders in
Yi Wan Group, Inc., and in an effort to help Yi Wan Group, Inc. to succeed in this venture, the shareholders of Shun'ao agreed to leave $549,992 which represents the accumulated undistributed earnings prior to January 1, 2000. The
$549,992 has been recorded as paid-in-capital in the consolidation.

Since the acquisition of the FARM occurred on January 1, 2000, the FARM's operations for the year ended December 31, 2000 have been included in the accompanying income statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Shun de and Marco have signed an agreement with YWG to receive no consideration for their original investments in the TELECOMMUNICATIONS as they are the majority shareholders of Yi Wan Group, Inc. Yi Wan Group, Inc. is the sole owner of the TELECOMMUNICATIONS. Since the individual shareholders of both Shun de and
Marco are majority shareholders in Yi Wan Group, Inc. and in an effort to help
Yi Wan Group, Inc. to succeed in this venture, Shun de and Marco have signed an agreement with YWG to leave the original $1,587,635 capital investment in the
TELECOMMUNICATIONS. Thus Yi Wan Group, Inc. is not contingently liable for any payments of future consideration due to Shun de or Marco. The $1,587,635 was recorded as paid-in-capital in the consolidation. In addition, the shareholders of Shun de and Marco agreed to leave $237,535 which represents the accumulated undistributed earnings prior to January 1, 2000. The $237,535 has been recorded as paid-in-capital in the consolidation.

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Summary of significant accounting policies, (continued)

Basis of presentation, (continued)

There are no other contingent payments or commitments made by YWG in connection with the TELECOMMUNICATIONS' purchase.

Since the acquisition of the HOTEL occurred on January 1, 2000, the
TELECOMMUNICATIONS operations for the year ended December 31, 2000 have been included in the accompanying income statement.

In accordance with AIN No. 39 of APB No. 16, the Company has recorded the acquisition of the Hotel, Farm and Telecommunications subsidiaries in a manner similar to that in pooling of interest and accounted for all assets and liabilities at their historical cost. Details are as follows:

                                                                                                         Tele-
                                                  Totals            Hotel              Farm          communications
                                              ---------------   ---------------   ---------------  -------------------
Purchase price                              $    11,472,848   $      5,434,586  $     4,450,627  $          1,587,635
                                              ===============   ===============   ===============  ===================

     Allocated as follows:
Assets acquired, at historical cost         $     30,258,992  $     20,788,606  $      4,123,959 $          5,346,427
Liabilities assumed, at historical cost           (8,101,647)       (4,977,239)         (730,510)          (2,393,898)
Due to prior joint venture partners
     for return of capital                        (5,177,928)       (5,177,928)
Due to prior joint venture partners
     for acquisitions                             (4,758,282)       (2,717,293)       (2,040,989)
Minority interest                                   (978,226)         (603,843)         (374,383)
Paid-in-capital *                                 (5,092,993)       (2,717,831)         (549,992)          (1,825,170)
Statutory reserves                                (6,121,776)       (4,571,722)         (428,003)          (1,122,051)
Accumulated other comprehensive
     income                                          (28,140)          (22,750)              (82)              (5,308)
                                              ---------------   ---------------   ---------------  -------------------
     Totals                                 $              -  $              -  $              - $                  -
                                              ===============   ===============   ===============  ===================

     *Paid -in capital
     Prior joint venture partners
     contributions                                 4,304,928         2,717,293                              1,587,635
     Retained earnings as of
     January 1, 2000                                 788,065               538           549,992              237,535
                                              ---------------   ---------------   ---------------  -------------------
                                            $      5,092,993  $      2,717,831  $        549,992 $          1,825,170
                                              ===============   ===============   ===============  ===================

     Accumulated other comprehensive income represents the accumulated adjustments of foreign currency translation from Renminbi to US dollar.

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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
The condensed consolidated financial statements should be read in conjunction with the YWG's consolidated financial statements for the year ended December 31,
2001 and notes thereto included in YWG's Form 10, dated March 25, 2002.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002, the results of operations for the three months ended March
31, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-
out basis and consists of the following:

                                                 March 31,         December 31,
                                                    2002                  2001
                                              -----------------    -------------------
                                                 Unaudited              Audited
                                              -----------------    -------------------
Hotel inventory                             $          197,552   $            216,940
Telecommunication inventory                            410,506                348,598
Others                                                                          1,400
                                                           336
                                              -----------------    -------------------
    Total inventories                       $          608,394   $            566,938
                                              =================    ===================

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At March 31, 2002, TELECOMMUNICATION's inventory consists of raw materials
($144,845), work in process ($81,990) and finished goods ($183,671).

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
As further disclosed in Note 6. Farm has temporarily ceased operations prior to
December 31, 2001 and there is no farm inventory as of March 31, 2002

Note 4 - Supplemental disclosure of cash flow information

No income taxes were paid for the three months ended March 31, 2002 and 2001. No interest expense was paid for the three months ended March 31, 2002 and 2001.

Note 5 - Earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,256,250 and 16,006,250 shares for the three months ended March 31, 2002 and 2001, respectively),

Note 6 - FARM Operations

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - FARM Operations, continued

The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal
of Long-Lived Assets" during the year ending December 31, 2002 and once the
Company has adopted a formal plan to dispose of the FARM's operations the provisions of SFAS No. 144 will be applied. As of March 31, 2002 the assets and liabilities of the FARM consisted of the following:

Current assets                          $         515,193
Buildings and equipment, net                      620,605
Intangible assets                               2,833,662
Other non-current assets                           14,935
                                          ----------------
              Total                     $       3,984,395
              assets
                                          ================

Current liabilities                     $         271,821
                                          ================

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Segment Information

YWG includes five major operating segments: restaurant, lodging, entertainment, farm and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents total assets, revenues and other financial information by business segment for the three months ended March 31:

                                                                         HOTEL
                                 ------------------------------------------------------------------------
                                   Restaurant          Lodging         Entertain -ment       Totals              Farm
                                 ----------------  ----------------   -----------------------------------   ----------------

Total Assets:

March 31, 2002                                                                                20,539,845          3,984,395
                                                                                         ================   ================

December 31, 2001                                                                             20,072,689          4,060,246
                                                                                         ================   ================

-Continued-

                                              Telecommunication   Interesegmenteliminat     Totals
                                              -------------------------------------------------------

Total Assets:

March 31, 2002                                        5,991,630        (1,904,516)        28,611,354
                                              ==================  ================   ================

December 31, 2001                                     5,791,885        (1,904,678)        28,020,142
                                              ==================  ================   ================

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Segment Information, (continued)

                                                                          HOTEL
                                 ------------------------------------------------------------------------
                                    Restaurant         Lodging          Entertainment            Totals
                                 ----------------  ----------------   -----------------------------------

 Three months ended March 31, 2002

 Net sales                     $         961,526  $        435,196  $         505,164  $       1,901,886
 Cost of sales                           481,468            29,053             37,268            547,789
                                 ----------------  ----------------   ----------------   ----------------
 Gross profit                            480,058           406,143            467,896          1,354,097
 Operating expenses                       97,444            63,005             72,503            232,952
 Depreciation and
     amortization                                                                                279,585
 Corporation expenses
 Unallocated expenses                                                                            272,251
                                 ----------------  ----------------   ----------------   ----------------
 Income from operations        $         382,614  $        343,138  $         395,393  $         569,309
 Interest income                                                                                   1,428
 Other income (expense)                                                                             (300)
 Provision for income tax                                                                       (170,439)
                                                                                         ----------------
 Income (loss) before minority
      interest                                                                         $         399,998
                                                                                         ================
 Three months ended March 31, 2001

 Net sales                     $         901,832  $        434,959  $         517,518  $       1,854,309
 Cost of sales                           429,865            27,514             36,458            493,837
                                 ----------------  ----------------   ----------------   ----------------
 Gross profit                            471,967           407,445            481,060          1,360,472
 Operating expenses                       91,544            67,831             56,461            215,836
 Depreciation and
     amortization                                                                                283,578
 Unallocated expenses                                                                            163,553
                                ----------------  ----------------   ----------------   ----------------
 Income from operations        $         380,423  $        339,614  $         424,599  $         697,505
 Interest income                                                                                   1,818
 Other income (expense)
 Provision for income tax                                                                        (89,554)
                                                                                         ----------------
 Income before minority
      interest                                                                         $         609,769
                                                                                         ================

-Continued-

                                    Farm          Telecommunication  Interesegmenteliminat    Totals
                              ----------------   ------------------- ---------------------- --------------

 Three months ended March 31, 2002

 Net sales                                     $          898,004  $                  $        2,799,890
 Cost of sales                                            442,570                  -             990,359
                              ----------------   -----------------   ----------------   ----------------
 Gross profit                               -             455,434                  -           1,809,531
 Operating expenses                     8,820             220,546                                462,318
 Depreciation and
     amortization                       8,098               5,479                                293,162
 Corporation expenses
 Unallocated expenses                                                                            272,251
                              ----------------   -----------------   ----------------   ----------------
 Income from operations               (16,918) $          229,409  $               -  $          781,800
 Interest income                           93               1,669                                  3,190
 Other income (expense)                  (240)                                                      (540)
 Provision for income tax                                 (67,396)                              (237,835)
                              ----------------   -----------------   ----------------   ----------------
 Income (loss) before minority
      interest                        (17,065) $          163,682  $               -  $          546,615
                              ================   =================   ================   ================
 Three months ended March 31, 2001

 Net sales                            305,227  $        1,037,323  $         (23,808) $        3,173,051
 Cost of sales                        174,138             518,964            (23,808)          1,163,131
                              ----------------   -----------------   ----------------   ----------------
 Gross profit                         131,089             518,359                  -           2,009,920
 Operating expenses                    45,083             297,365                                558,284
 Depreciation and
     amortization                      20,228               5,398                                309,204
 Unallocated expenses                                                                            163,553
                              ----------------   -----------------   ----------------   ----------------
 Income from operations                65,778  $          215,596  $               -  $          978,879
 Interest income                          408               2,396                                  4,622
 Other income (expense)                (4,148)                                                    (4,148)
 Provision for income tax              (9,032)            (95,645)                              (194,231)
                              ----------------   -----------------   ----------------   ----------------
 Income before minority
      interest                         53,006  $          122,347  $               -  $          785,122
                              ================   =================   ================   ================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Yi Wan Group, Inc. is
referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China and elsewhere in the world, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c)
whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under
"Liquidity and Capital Resources." Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

General

RESULTS OF OPERATIONS

As of March 31,2002, we had retained earnings of $3,447,361. As of March
31,2002, we had cash on hand of $1,966,450 and reported total shareholders'
equity of $17,652,166. For this same period of time, we had revenues of
$2,799,890 and general, administrative and sales expenses of $1,027,731.

Consolidated results

1) SALES. Consolidated sales decreased $373,161, or approximately 11.8%, from
$3,173,051 for the three months ended March 31, 2001 to $2,799,890 for the three months ended March 31, 2002. The decrease was a result of ceasing our farm operations at the end of the year 2001.

2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased $172,772 from
$1,163,131 for the three months ended March 31, 2001 to $990,359 for the three months ended March 31, 2002. Cost of goods sold as a percentage of sales decreased to 35.4% for the three months ended March 31, 2002 from
36.7% for the three months ended March 31, 2001. This decrease is the result of our Telecommunication Division's better management and cost control of purchasing raw materials for production. The decrease was also a result of our
Farm operations ceasing in December 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

(3) GROSS PROFIT. Consolidated gross profit decreased $200,389, from $2,009,920 for the three months ended March 31, 2001 to $1,809,531 for the three months ended March 31, 2002. Gross profit as a percentage of sales increased to 64.6%
for the three months ended March 31, 2002 from 63.3% for the three months ended
March 31, 2001. This increase in gross profit as a percentage of sales is the result of our Telecommunication Division's better management involving the purchase of raw materials for production and better controll of expenses.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased $3,310 from $1,031,041 for the three months ended March 31, 2001 to
$1,027,731 for the three months ended March 31,2002. The selling and administrative expenses as a percentage of sales increased to 36.7% for the three months ended March 31, 2002 from 32.5% for the three months ended March
31, 2001. The increase was due to increase of depreciation expense in our Hotel operation.

(5) NET INCOME. Consolidated net income decreased $226,622, or approximately
31.1%, from $728,282 for the three months ended March 31, 2001 to $501,660 for the three months ended March 31, 2002. The decrease was due to ceasing our farm operations and an increase in operating expenses for the Hotel offset by increased profits in the Telecommunications.

Segmented results

(1)  SALES.  An itemization of each operating unit's data and an explanation of significant changes are as follows:

          Hotel operations: Sales increased $47,577, or approximately 2.57%, from $1,854,309 for the three months ended March 31, 2001 to
          $1,901,886 for the three months ended March 31, 2002.  The increase was a result of increased sales promotions to attract additional customers.

          Telecommunication operations:  Sales decreased $139,319, or approximately 13.4%, from $1,037,323 for the three months ended March
          31, 2001 to $898,004 for the three months ended March 31, 2002.  The decrease was a result of lower sale prices and sale discount promotions to meet the market competition.

          Farm operations: Sales decreased $305,227, or approximately 100%, from $305,227 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002. The decrease in sales is due to ceasing our Farm operations at the end of the year 2001.

(2)  COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

          Hotel operations: Cost of goods sold increased $53,952, from $493,837 for the three months ended March 31, 2001 to $547,789 for the three months ended March 31, 2002.Cost of goods sold as a percentage of sales increased to 28.8% for the three months ended March 31, 2002 from 26.6% for the three months ended March 31, 2001.  The increased cost of goods sold as a percentage of sales is attributed to the increase in the cost of materials and increased operating costs.

          Telecommunication operations:  Cost of goods sold decreased $76,394 from  $518,964 for the three months ended March 31, 2001 to $442,570 for the three months ended March 31, 2002. Cost of goods sold as a percentage of sales decreased to 49.00% for the three months ended
          March 31, 2002 from 51.00% for the three months ended March 31, 2001.
          The decrease was a result of better management in purchasing of raw materials for production and better controll of our expenses.

          Farm  operations:  Cost of goods sold decreased $174,138, from
          $174,138 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002. The decrease was result of Our Farm operation ceasing in December 2001.

(3)  GROSS PROFIT.  An itemization of each operating unit's data and an explanation of significant changes is as follows:

          Hotel operations: Gross profit decreased $6,375, from $1,360,472 for the three months ended March 31, 2001 to $1,354,097 for the three months ended March 31, 2002. As a percentage of sales, gross profit decreased from 73.4% for the three months ended March 31, 2001 to
          72.2% for the three months ended March 31, 2002. The decrease was a result of increased operating costs.

          Telecommunication operations:  Gross profit decreased $63,016, from
          $518,359 for the three months ended March 31, 2001 to $455,434 for the three months ended March 31, 2002. As a percentage of sales, gross profit increased from 49.9% for the three months ended March 31, 2001 to 51.00% for the three months ended March 31, 2002. The increase in gross profit as a  percentage of sales was the result of better management of purchasing materials for production and better controll of expenses.

          Farm operations: Gross profit decreased $131,089, from $131,089 for the Three months ended March 31, 2001 to $0 for the three months ended
          March 31, 2002. The decreased gross profit was a result of ceasing farm operations prior to December 31, 2001.

(4)  SELLING AND ADMINISTRATIVE EXPENSES.  An itemization of each operating unit's data and an explanation of significant changes are as follows:

          Hotel operations:  Selling and administrative expenses increased
          $121,821, from $662,967 for the three months ended March 31, 2001 to $784,788 for the three months ended March 31, 2002.  Selling and administrative expenses as a percentage of sales increase to 41.3%
          for the three months ended March 31, 2002 from 35.8% for the three months ended March 31, 2001. The increased was a result of increase of selling expense and additional depreciation expense.

          Telecommunication operations:  Selling and administrative expenses decreased $76,738, from $302,763 for the three months ended March 31,
          2001 to $226,025 for the year ended December 31, 2002. Selling and administrative expenses as a percentage of sales decreased to 25.16%
          for the three months ended March 31, 2002 from 29.2% for the three months ended March 31, 2001. The decrease in selling and
          administrative expenses as a percentage of sale was a result of better management and controll of expenses.

          Farm operations: Selling and administrative expenses decreased
          $48,393, from $65,311 for the three months ended March 31, 2001 to $16,918 for the three months ended March 31, 2002. The decrease in selling and administrative expenses was a result of ceasing our Farm operations.

(5)  NET INCOME.  An itemization of each operating unit's data and further explanation of significant changes are as follows:

          Hotel operations:  Net income decreased $209,771, from $609,769, or
          32.9% of sales, for the three months ended March 31, 2001 to $399,998, or 21.0% of sales, for the three months ended March 31, 2002. The decrease was a combined result of an increase in operating costs, increase in selling expense and an increase in depreciation expense from additional building improvements.

          Telecommunications operations:  Net income increased $41,334, from
          $122,347, or 11.8% of sales, for the three months ended March 31, 2001 to $163,681, or 18.22% of sales, for the three months ended March 31,
          2002. The increase was a result of better management and controlling of purchasing raw materials and expenses.

          Farm operations:  Net income decreased $70,070, from $53,006 for the three months ended March 31, 2001 to loss of $17,065 for the three months ended March 31, 2002.  The decreased net income was a result of ceasing Farm operations prior to December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we reported that net cash provided by operating activities was $606,008, net cash used in investing activities was $30,671, and net cash used in financing activities was $0.

As of March 31, 2001, net cash provided by operating activities was $1,261,914, net cash used in investing activities was $46,921, and net cash used in financing activities was $986,149.

Net cash provided by operating activities decreased by $655,906 to $606,008 for the three months ended March 31, 2002, representing a decrease of approximately
51.9%. The decrease in cash flow from operating activities reflects decrease in gross sales due to ceasing the Farm operations.

Net cash used in investing activities deceased by $16,250 to $30,671 for the three months ended March 31, 2002, representing a 34.6% decrease, compared to
$46,921 net cash used for the same period of 2001. The decrease was due to a lower level in the purchasing of improvements and automobiles.

Net cash used in financing activities decreased by $986,149 to $0 for the three months ended March 31, 2002, representing a 100% decrease, compared to $986,149 for the same period of 2001. The decrease was due mainly to no distributions being paid to the owners of the previous joint ventures of our subsidiaries.

Going forward, our primary requirements for cash consist of (1) the continued
implementation of the existing business model in China, (2) general overhead expenses for personnel to support our business model activities, (3) continued
promotional activities pertaining to our business to increase revenues, (4) the development costs of a hotel in China, (5) the payment of cash contributions to the joint ventures under the joint venture agreements, (6) payments due to the former equity owners of our subsidiaries. We anticipate that current operating activities will enable us to meet the anticipated cash requirements for the 2002 fiscal year.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for each operating unit was generated by contributions of initial shareholders (Hotel operations:
$11,960,000, Telecommunication operations: $1,580,000, Farm operations:
$2,410,000). No bank loans were obtained for this purpose. The cash contributions required to be made by June 2002 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $9,936,210 due to our former joint venture partners will be funded from the profits generated from the operations of our subsidiaries and equity financing, if necessary. Management anticipates, however, that it will be able to extend the June 2002 payment date for capital contributions. The capital improvements to be made to the hotel will be funded from positive cash flow generated from hotel operations.

MANAGEMENT ASSUMPTIONS.

Management anticipates, based on internal forecasts and assumptions relating to
Operations, that existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for, at least, the next 12 months. In the event that plans change, assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

EFFECTS OF INFLATION

We are subject to commodity price risks arising from price fluctuations in the market prices of the various raw materials that comprise our products. Price risks are managed by each business unit through productivity improvements and cost-containment measures. Management does not believe that inflation risk is material to our business or our consolidated financial position, results of operations or cash flows.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. These companies buy and sell products in China using Chinese Renminbi as the functional currency. Based on
Chinese government regulation, all foreign currencies under the category of current account are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

Item 3.  Qualitative and Quanitative Disclosures about Market Risks

Not applicable

                           Part II: Other Information

Item 1:  Legal Proceedings

Not applicable

Item 2:  Changes in Securities

Not applicable

Item 3. Defaults upon senior securities

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

We hereby incorporate the following documents by reference: (a) our Form 10
Registration Statement filed on August 24, 2001 and amendments thereto filed on
November 7, 2001, January 7, 2002 and March 28, 2002 (b) our Form 10Q for the
period ended September 30, 2001 filed on December 7, 2001 (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002

B. Reports on Forms 8-K
No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YI WAN GROUP, INC.
                               -------------------

Date: May 14, 2002           By:/s/ Chang Wan Ming
                                 ---------------------
                                    Chang Wan Ming, President