Form 10-K/A
period 2001-12-31
YI WAN GROUP INC
filed 2002-05-22
CIK 1157667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
                                Amendment No. 1

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

     As of May 15, 2002, there were 16,256,2 5 0 shares of our common stock issued and outstanding.

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
Item 12.    Security Ownership of Certain Beneficial Owners and Management..62
Item 13.    Certain Relationships and Related Transactions..................64
Item 14.    Exhibits, Financial Schedules, and Reports on Form 8-K..........66

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements

This annual report on Form 10-K/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risk factors set forth below and elsewhere in this report (See Management's Discussion and Analysis of Financial
Condition and Results of Operations") Statements made herein are as of the date of the filing of this Form 10-K/A with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

General

                              HOW WE ARE ORGANIZED
                              --------------------

We were incorporated in Florida in May 1999. We are authorized to issue
50,000,000 shares of common stock, of which 16,256,250 shares of common stock are issued and outstanding. We are authorized to issue 20,000,000 shares of preferred stock, of which no shares are issued and outstanding.

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
Our hotel received its certification on January 1, 1997 which has been renewed every year up to and including January 200 2 . Our next annual inspection is scheduled for approximately January 200 3 .

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

                                   1999         2000      2001

Crab                                37%          29%      2 1%
Shrimp                              31%          33%      2 8%
Perch                               15%          15%      16%
Soft-shell turtle                    9%          13%      35%
Vegetables                           8%          10%       0

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
o    Distribution to investors.

The three statutory reserve funds are:

o          Statutory surplus reserves are to be utilized to offset prior years'
losses, or to increase its share capital. When the statutory surplus reserve fund of a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the company will either distribute new shares in proportion to the number of shares held by the each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital.

o         Enterprise expansion fund is to provide for capital expenditures and working capital. When the fund is utilized, and amount equal to the lower of cost of the assets and the balance of the fund is transferred from the expansion fund to the general surplus reserve. This reserve is non-distributable other than in liquidation. When the relevant asset are disposed of or written off, the original transfers from the expansion fund are reversed.

o        Public welfare fund is to be utilized for capital items for the collective benefits of a company's employees such as the construction of dormitories, cafeteria and other staff welfare facilities. This fund is non-distributable other than in liquidation. When the fund is utilized, an amount equal to the lower of cost of the assets and the balance of the fund is transferred from the statutory public welfare fund to the general surplus reserve, This reserve is non-distributable other than in liquidation. When the relevant assets are disposed of or written off, the original transfers from the statutory public welfare fund are reversed.

The separate allocation to each of the Statutory Surplus Reserve Funds are either pre-set in the articles of association or joint venture contracts, or can be determined by the board of directors of each entity. In Foreign Invested
Enterprises the directors determine the separate allocations on an annual basis.
The total allocations to the Surplus Funds required as a percentage of net profits after income tax is not set by regulations for Foreign Invested
Enterprise joint ventures and is to be determined by the directors on an annual basis. The allocations for each fund are recorded differently on the Foreign
Invested Enterprise financial statements. The reserve fund, enterprise expansion fund and statutory public welfare fund are shown on the balance sheets as part of owners' equity.

For all Foreign Invested Enterprises, once the contributions to the statutory surplus reserve fund equal 50% of the Foreign Invested Enterprise's registered capital, no further contributions to that fund need be made. No such limitation exists for other funds. Foreign Invested Enterprises do not have to set up or contribute to an enterprise expansion fund.

In wholly-owned Foreign Invested Enterprises, income after the payment of China income taxes , shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulative amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital, and then no more allocation may be made. The proportion of allocation for statutory public welfare fund and enterprise expansion fund is decided by the enterprise itself. A wholly foreign-owned enterprise does not have to set up or contribute to an enterprise expansion fund.

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

Prior to the acquisition of equity interests in what are now our hotel, telecommunication and agriculture divisions in 2000. These three companies were under common management and ownership. All the individual owners of the three companies are also shareholders of Yi Wan Group, Inc. In the combined financial position and operating results of each company for the year of 1997,1998 and
1999, intercompany transactions and profits and loss were eliminated.

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

YI WAN GROUP. INC. AND SUBSIDIARIES STATEMENT OF OPERATIONS

                                    Combined           Combined           Combined        Consolidated      Consolidated
                                  December 31,       December 31,     December 31,      December 31,        December 31,
                                      1997               1998               1999              2000              2001
                               ------------------- -----------------  ----------------- ----------------- -----------------
                                       USD               USD                USD               USD               USD
                               ------------------- -----------------  ----------------- ----------------- -----------------

Net Sales                      10,854,797            14,087,805         14,385,693        14,070,568        13,066,962

Cost of Sales                   3,938,586             5,024,242          5,040,628         5,416,003         5,226,379

Gross profit                    6,916,211             9,063,563          9,345,065         8,654,565         7,840,583

Operating Expenses              3,767,823             3,684,813          4,038,854         4,068,658         4,248,955

Income From Operations          3,148,388             5,378,750          5,306,211         4,585,907         3,591,628

Other Income (Expense)            (93,492)              (52,597)            (9,364)           57,592           (36,021)

Net Income                      3,054,896             5,108,433          4,675,587         3,361,253         2,530,779

Earnings per share                   0.19                  0.32               0.30              0.21              0.16

BALANCE SHEET
                                   December 31     December 31,       December 31,      December 31,        December 31,
                                      1997               1998               1999              2000              2001
                               ------------------- -----------------  ----------------- ----------------- -----------------
                                       USD               USD                USD               USD
                               ------------------- -----------------  ----------------- ----------------- -----------------

ASSETS

Total Current Assets            2,767,912                3,882,488          5,144,585         5,838,988         5,608,102

Other Assets                   27,650,565               26,060,098         25,114,407        23,713,156        22,412,040

Total Assets                   30,418,479               29,942,586         30,258,992        29,552,144        28,020,142

LIABILITES & STOCKHOLDER'S EQUITY

Current Liabilities:

Accounts Payable & Accrued

Liabilities                     9,433,992                5,514,033          3,429,983         3,567,913         3,453,778
Note Payable -Current

Portion
Payable to Stockholders/other
                                    3,293                2,616,121          4,066,546        10,114,002         5,950,739

Total Current Liabilities      10,903,268                8,130,154          7,496,529        13,681,915         9,404,517

Long Term Liabilities:

Note Payable - Net of
Current Portion

Total Liabilities              10,903,268                8,130,154          7,496,529        13,681,915         9,404,517

Total Stockholder's Equity     19,515,209               21,812,432         22,762,463        14,609,796        17,151,131

Total Liabilities and
Stockholder Equity             30,418,477               29,942,586         30,258,992        29,552,144        28,020,142

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operation

GENERAL

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Yi Wan Group, Inc. is
referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated ," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China and elsewhere in the world, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c)
whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under
"Liquidity and Capital Resources." Statements made herein are as of the date of the filing of this Form 10-K/A with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RESULTS OF OPERATIONS

Financial Condition December 31, 2001

As of December 31, 2001, the Company had retained earnings of $2,945,701. As of
December 31, 2001, the Company had cash on hand of $1,391,113 and reported total shareholders' equity of $17,151,131 . For this same period of time, the
Company had revenues of $13,066,962 and general, administrative and sales expenses of $4,848,955.

Consolidated results

     Sales decreased $ 1,003,606, or approximately 7.1%, from $14,070,568 for the year ended December 31, 2000 to $13,066,962 on a consolidated basis for the year ended December 31, 2001. The decrease was a result of increased competition in the hotel, farm and telecommunications industries in which we compete.

     Costs of goods sold decreased $189,624, or approximately 3.5% from
$5,416,003 for the year ended December 31, 2000 to $5,226,379 on a consolidated basis for the year ended December 31, 2001. The increase in cost of goods sold was the result of the increase in the cost of materials due to price fluctuations in the market prices of the various raw materials.

     Gross profit decreased 9.4% from $8,654,565 for the year ended December 31,
2000 to $7,840,583 on a consolidated basis for the year ended December 31, 2001.
The decrease in gross profit was the result of lower sales prices and increased costs.

                                       55

     Selling and administrative expenses increased 4.4% from $4,068,658 for the year ended December 31, 2000 to $4,248,955 on a consolidated basis for the year ended December 31, 2001. The increase was due to an increase in travel and advertisement, increased utility prices and increased maintenance and repair expenses.

     Net income decreased 24.67% from $3,386,399 for the year ended December 31,
2000 to $2,551,143 on a consolidated basis for the year ended December 31, 2001.
The decrease was due to decrease in sales and increase in selling expenses for our Hotel operations and higher operations costs for our Farm operation.

Segmented results

(1)  SALES.  An itemization of each operating unit's data and an explanation of significant changes are as follows:

          Hotel operations: Sales decreased $41,523, or approximately 0.53%, from $7,794,439 for the year ended December 31, 2000 to $7,752,916 for the year ended December 31, 2001. The decrease was a result of lower sale prices and sale discount promotions to meet the market competition.

          Telecommunication operations:  Sales decreased $271,525, or approximately 5.9%, from $4,640,849 for the year ended December
          31,2000 to $4,369,324 for the year ended December 31, 2001. The decrease was a result of lower sale prices and sale discount promotions to meet the market competition.

          Farm operations: Sales increased $707,562, or approximately 40.96%,
          From $1,727,399 for the year ended December 31, 2000 to $1,019,837 for the year ended December 31, 2001.  The decrease in sales is due to temporally ceased operations prior to December 31, 2001.

(2)  COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

          Hotel operations: Cost of goods sold increased $52,352, from
          $2,059,500 for the year ended December 31, 2000 to $2,111,852 for the year ended December 31, 2001.  Cost of goods sold as a percentage of sales increased to 27.2% for the year ended December 31, 2001 from
          26.4% for the year ended December 31, 2000.  The increased cost of goods sold  is attributed to the increase cost of raw material and to our Hotel operations increasing the number of discount items and incentive gift items to attract new customers and to retain our
          Hotel's old customer base.

          Telecommunication operations:  Cost of goods sold decreased $183,923, from  $2,493,706 for the year ended December 31, 2000 to $2,309,783 for the year ended December 31, 2001. Cost of goods sold as a percentage of sales decreased to 52.86% for the year ended December
          31, 2001 from 53.7% for the year ended December 31, 2000. The decrease was a result of the better management of purchase raw material for the production.

          Farm  operations:  Cost of goods sold decreased $75,057, from $954,916 for the year ended December 31, 2000 to $879,859 for the year ended
          December 31, 2001.  Cost of goods sold as a percentage of sales increase to 86.27% for the year ended December 31, 2001 from 55.2% for the year ended December 31, 2000. This increase the cost of goods sold, as a percentage of sales was result of discontinuing purchase additional raw materials at the end of year 2001.

(3)  GROSS PROFIT.  An itemization of each operating unit's data and an explanation of significant changes is as follows:

          Hotel operations: Gross profit decreased $93,875, from $5,734,939 for the year ended December 31, 2000 to $5,641,064 for the year ended
          December 31, 2001.  As a percentage of sales, gross profit decreased from 73.6% for the year ended December 31, 2000, to 72.6% for the year ended December 31, 2001. The decrease was a result of increasing cost of production and decreasing sales.

          Telecommunication operations:  Gross profit decreased $87,602, from
          $2,147,143 for the year ended December 31, 2000 to $2,059,541 for the year ended December 31, 2001. The decrease was the result of lower sales prices, increase of sales discount, and sales promotions.

          Farm operations: Gross profit decreased $632,505, from $772,483for the year ended  December 31, 2000 to $139,978 for the year ended December
          31, 2001. As a percentage of sales, gross profit decreased from 44.7%
          for the year ended December 31, 2000 to 13.7% for the year ended
          December 31, 2001.  The decreased gross profit was a result of ceasing operations prior to December 31, 2001.

(4)  SELLING AND ADMINISTRATIVE EXPENSES.  An itemization of each operating unit's data and an explanation of significant changes are as follows:

          Hotel operations:  Selling and administrative expenses increased
          $218,507, from $2,908,026 for the year ended December 31, 2000  to
          $3,126,533 for the year ended December 31, 2001.  Selling and administrative expenses as a percentage of sales increase to 40.3%
          for the year ended December 31, 2001 from 37.3% for the year ended
          December 31, 2000. The increase was the result of increased depreciation expense in 2001 due to the additional building improvement.

          Telecommunication operations:  Selling and administrative expenses decreased $1,919, from $914,250 for the year ended December 31,
          2000 to $912,331 for the year ended December 31, 2001. Selling and administrative expenses as a percentage of sales increased to 20.8%
          for the year ended December 31, 2001 from 19.7% for the year ended
          December 31, 2000.

                                       56

          Farm operations: Selling and administrative expenses decreased
          $41,291, from $246,382 for the year ended December 31, 2000 to
          $205,091 for the year ended December 31, 2001. Selling and administrative expenses as a percentage of sales decreased to 20.1%
          for the  year ended December 31, 2001 from 14.2% for the year ended
          December 31, 2000. The decrease in selling and administrative expenses was a combined result of reduced initial equipment installation and maintenance costs, and a reduction in staff travel costs.

(5)  NET INCOME.  An itemization of each operating unit's data and further explanation of significant changes are as follows:

          Hotel operations:  Net income decreased $259,030, from $2,367,349, or
          30.4% of sales, for the year ended December 31, 2000 to $2,108,319, or 27.2 % of sales, for the year ended December 31, 2001. The decrease was a combined result of increase cost of raw material, decrease sales and increase depreciation expense from additional build improvements.

          Telecommunications operations:  Net income decreased $70,531, from
          $842,109, or 18.14% of sales, for the year ended December 31, 2000 to $771,578, or 17.6% of sales, for the year ended December 31, 2001.

          Farm operations:  Net income decreased $578,842, from $459,148 for the year ended December 31, 2000 to loss of $119,694, or for the year ended December 31, 2001.  The decreased net income was a result of ceasing operations prior to December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company reported that net cash provided by operating activities was $3,636,180, net cash used in investing activities was
$139,373, and net cash used in financing activities was $4,182,696.

As of December 31, 2000, net cash provided by operating activities was
$5,007,545, net cash used in investing activities was $117,759, and net cash used in financing activities was $4,547,054.

Net cash provided by operating activities decreased by $1,371,365 to $3,636,180 for the year ended December 31, 2001, representing a decrease of approximately 27.39%. The decrease in cash flow from operating activities reflects the increase in related party receivables.

Net cash used in investing activities increased by $21,614 to $139,373 for the
Year ended December 31, 2001, representing a 18,35% decrease, compared to
$117,759 net cash used for the same period of 2000. The increase was due to a higher level of the purchase of improvements and automobiles.

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

Item 8  Financial Statements and Supplementary Data

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2001 AND 2000

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

/s/ Moore Stephens Frazer and Torbet, LLP
-----------------------------------------
    Moore Stephens Frazer and Torbet, LLP

February 21, 2002
Walnut, California

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                    ASSETS

                                                                        2001             2000
                                                                     ----------       -----------
CURRENT
ASSETS:
                                                                     ----------       -----------
 Cash                                                               $ 1,391,113       $ 2,077,002
 Accounts receivable, net of allowance for doubtful accounts of
  $6,950 and $8,200 at December 31, 2001 and 2000, respectively       1,044,576         1,097,388
 Due from related parties                                             2,584,104         1,779,955
 Inventories                                                            566,938           883,297
  Prepaid expenses                                                        21,371             1,346
                                                                     ----------       ------------
   Total current assets                                               5,608,102         5,838,988

                                                                     ----------       ------------
BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                            17,744,121        18,918,251
                                                                     ----------       ------------
OTHER
ASSETS:
 Intangible asset, net                                                4,211,089         4,317,814
                                                                     ----------       ------------
 Deferred tax asset                                                     110,753            83,219
 Other non-current assets                                               346,077           393,872
                                                                     ----------       ------------
  Total other assets                                                  4,667,919         4,794,905
                                                                     ----------       ------------
   Total assets                                                     $28,020,142      $ 29,552,144
                                                                     ==========       ============

        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

                                                                     ----------       ------------
CURRENT LIABILITIES:
 Accounts payable                                                   $   330,720      $    310,626
 Accounts payable - related party                                        10,788            10,799
 Accrued liabilities                                                    675,306           692,869
 Wage and benefits payable                                              335,859           306,401
 Sales tax payable                                                    1,011,777         1,011,389
 Income taxes payable                                                 1,075,680         1,202,564
 Due to shareholders                                                    177,609           177,792
 Due to prior owners of joint ventures                                5,773,130         9,936,210
 Notes payable                                                           13,649            33,265
                                                                     ----------       ------------
  Total current liabilities                                           9,404,518        13,681,915
                                                                     ----------       ------------

MINORITY INTEREST                                                     1,464,493         1,260,433
                                                                     ----------       ------------

SHAREHOLDERS' EQUITY:
 Common stock, no par value, authorized 50,000,000 shares,
  16,256,250 shares issued and outstanding                                5,078                78
 Paid-in-capital                                                      5,104,105         5,098,549
 Statutory reserves                                                   9,113,617         7,833,412
 Retained earnings                                                    2,945,701         1,674,763
 Accumulated other comprehensive income                                 (17,370)            2,994
                                                                     ----------       ------------
  Total shareholders' equity                                         17,151,131        14,609,796
                                                                     ----------       ------------

   Total liabilities and shareholders' equity                       $28,020,142      $ 29,552,144
                                                                     ==========       ============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                              2001           2000
                                                            --------        --------

NET SALES                                                $ 13,066,962      $ 14,070,568

COST OF SALES                                               5,226,379         5,416,003
                                                         -------------     -------------

GROSS PROFIT                                                7,840,583         8,654,565

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES               4,248,955         4,068,658
                                                         -------------     -------------

INCOME FROM OPERATIONS                                      3,591,628         4,585,907
                                                         -------------     -------------

OTHER (EXPENSE) INCOME:
    Interest income                                            27,537            38,330
    Other (expense) income                                    (63,558)           19,262
                                                         -------------     -------------

             Total other (expense) income                     (36,021)           57,592
                                                         -------------     -------------

INCOME BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                                   3,555,607         4,643,499

PROVISION FOR INCOME TAXES                                    800,404           974,893
                                                         -------------     -------------

INCOME BEFORE MINORITY INTEREST                             2,755,203         3,668,606

MINORITY INTEREST
                                                             (204,060)         (282,207)
                                                         -------------     -------------
NET INCOME                                                  2,551,143         3,386,399

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                   (20,364)          (25,146)
                                                         -------------     -------------
COMPREHENSIVE INCOME                                     $  2,530,779      $  3,361,253
                                                         =============     =============

Earnings per share, basic and diluted                    $       0.16      $       0.21
                                                         =============     =============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       Number       Common          Due From        Paid-in          Statutory
                                                    of shares       stock         Shareholders      capital          reserves
                                                  -------------  -------------  --------------  ---------------  --------------
 BALANCE, December 31, 1999                        16,006,250     $     78         $     (78)      $      -       $        -
    Acquisition of subsidiaries                                                                    5,092,993        6,121,776
    Capital contribution                                                                  78
    Net income
    Additions to paid in capital                                                                       5,556
    Adjustment to statutory reserves                                                                                1,711,636
    Foreign currency translation adjustments
                                                  ------------  -------------  ---------------  ---------------  --------------
 BALANCE, December 31, 2000                        16,006,250     $     78         $     -       $  5,098,549     $ 7,833,412
    Net income
    Issuance of common stock                          250,000        5,000
    Additions to paid in capital                                                                        5,556
    Adjustment to statutory reserves                                                                                1,280,205
    Foreign currency translation adjustments
                                                  ------------  -------------  ---------------  ---------------  --------------
BALANCE, December 31, 2001                         16,256,250     $  5,078         $     -       $  5,104,105     $  9,113,617
                                                  ============  =============  ===============  ===============  ==============

-Continued-

                                                                             Accumulated
                                                      Retained           other comprehensive
                                                      earnings                 income                   Totals
                                                  ------------------  --------------------------  -------------------
BALANCE, December 31, 1999                          $          -               $       -            $         -
Acquisition of subsidiaries                                                        28,140             11,242,909
Capital contribution                                                                                          78
Net income                                              3,386,399                                      3,386,399
Additions to paid in capital                                                                               5,556
Adjustment to statutory reserves                       (1,711,636)                                            -
Foreign currency translation adjustments                                          (25,146)               (25,146)
                                                  ------------------  --------------------------  -------------------
BALANCE, December 31, 2000                          $   1,674,763              $    2,994          $   14,609,796
Net income                                              2,551,143                                       2,551,143
Issuance of common stock                                                                                    5,000
Additions to paid in capital                                                                                5,556
Adjustment to statutory reserves                       (1,280,205)                                             -
Foreign currency translation adjustments                                          (20,364)                (20,364)
BALANCE, December 31, 2001
                                                ------------------  --------------------------  -------------------
                                                   $    2,945,701              $  (17,370)         $   17,151,131
                                                ==================  ==========================  ===================

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                             2001            2000
                                                           ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 2,551,143      $ 3,386,399

 Adjustments to reconcile net income to cash
  provided by operating activities:
   Minority interest                                          204,060          282,207
   Depreciation                                             1,313,503        1,377,319
   Amortization                                               106,725          101,227
   Land use right                                               5,556            5,556
   Deferred tax assets                                        (27,534)         (21,270)
   Non-cash stock issuance for legal fees                       5,000               -
   Translation adjustment                                     (20,364)           2,994
   Decrease in accounts receivable                             52,812          233,362
   Increase in related party receivables                     (804,149)      (1,578,337)
   Decrease in inventories                                    316,359          162,145
   (Increase) decrease in prepaid expenses                    (20,025)           6,646
   Decrease in due from officers and employees                 47,795          825,572
   Increase (decrease) in accounts payable                     20,094          (37,119)
   (Decrease) increase in due to shareholders                    (183)              46
   Decrease in accounts payable - related party                   (11)         (19,398)
   Increase in wages and benefits payable                      29,458           66,668
   (Decrease) increase in accrued liabilities                 (17,563)         164,977
   Decrease in income taxes payable                          (126,884)            (647)
   Increase in sales tax payable                                  388           49,198
                                                             -----------     -------------
    Net cash provided by operating activities               3,636,180        5,007,545
                                                             -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of improvements and automobiles                    (139,373)        (117,759)
                                                             -----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to prior owners of joint ventures      (4,163,080)      (4,521,978)
 Principal payments on notes payable                          (19,616)         (25,076)
                                                             -----------     -------------
Net cash used in financing activities                      (4,182,696)      (4,547,054)
                                                             -----------     -------------
(DECREASE) INCREASE IN CASH                                  (685,889)          342,732
CASH, beginning of year                                     2,077,002         1,734,270
                                                             -----------     -------------
CASH, end of year                                          $1,391,113        $2,077,002
                                                             ===========     =============

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

                                                                  Percentage
              Subsidiary                                          Ownership
-------------------------------------------------------------     ----------------
Shun De Yi Wan Communication Equipment                              100%
  Plant Co., Ltd. (TELECOMMUNICATIONS)

Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                              90

Yi Wan Maple Leaf High Technology                                    90
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

Because the shareholders of the Shun'ao and Marco are also majority shareholders in Yi Wan Group, Inc., which is the majority owner of the Hotel, Shun'ao and
Marco signed an agreement with YWG to accept less consideration than their original investments in the Hotel. The registered capital and additional investment amounts were reduced from the original joint venture because the owners believed that the reduced capital and investment amounts were sufficient to fund the operations. In addition by reducing the capital and investment amounts in the new joint venture agreement this helped to speed up the Chinese government approval process of the new joint venture. There was no other consideration given to Shun'ao or Marco other than the $7,895,221. Since the individual shareholders of both Shun'ao and Marco are majority shareholders in
Yi Wan Group, Inc., and in an effort to help Yi Wan Group, Inc. to succeed in this venture, Shun'ao and Marco have signed an agreement to leave $2,717,293 with our Hotel Division, which represents the difference in the original capital and investment amounts in the Hotel and the $7,895,221. Thus YWG is not contingently liable to Shun'ao or Marco for any difference in the original capital and investment amounts that were retained in the Hotel subsidiary. The
$2,717,293 has been recorded as paid-in-capital in the consolidation. In addition, the shareholders of Shun'ao and Marco agreed to leave $538 which represents the accumulated undistributed earnings prior to January 1, 2000. The
$538 has been recorded as paid-in-capital in the consolidation.

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
Post-acquisition, YWG owns 90% of the total FARM equity and Shun'ao owns 10%. In consideration for the transfers to YWG of 90% of the FARM equity, YWG agreed to pay approximately $2,040,989 (RMB¥16,900,000) to Shun'ao and agreed to assume the FARM's original capital contribution requirements of Canadian Maple Leaf in the amount of $2,409,638 (RMB ¥20,000,000).

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

There are no time requirements placed by any government agency, concerning when the additional investment amount of $4,951,511 (RMB¥41,000,000) is required to be paid by Yi Wan Group, Inc. Since this is a new joint venture, Yi Wan Group,
Inc. has no exposure concerning the registered capital payment of Canadian Maple
Leaf. However, under Chinese law, payment of the registered capital amount is set forth in the joint venture agreement, which for the Farm was due June 7,
2001, and has been extended until June 7, 2002. Under Chinese law, the Farm's registered capital is required to be paid no later than three years after the business license has been issued. If the required registered capital payment has not been made by this time, the Farm's approval certificate and business license shall be revoked and the Farm will be unable to conduct business.

Since the individual shareholders of Shun'ao are majority shareholders in
Yi Wan Group, Inc., and in an effort to help Yi Wan Group, Inc. to succeed in this venture, the shareholders of Shun'ao agreed to leave $549,992 which represents the accumulated undistributed earnings prior to January 1, 2000. The
$549,992 has been recorded as paid-in-capital in the consolidation.

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

Shun de and Marco have signed an agreement with YWG to receive no consideration for their original investments in the TELECOMMUNICATIONS as the shareholders of
Shun de and Marco are the majority shareholders of Yi Wan Group, Inc. Yi Wan
Group, Inc. is the sole owner of the TELECOMMUNICATIONS. Since the individual shareholders of both Shun de and Marco are majority shareholders in Yi Wan
Group, Inc. and in an effort to help Yi Wan Group, Inc. to succeed in this venture, Shun de and Marco have signed an agreement with YWG to leave the original $1,587,635 capital investment in the TELECOMMUNICATIONS. Thus Yi Wan
Group, Inc. is not contingently liable for any payments of future consideration due to Shun de or Marco. The $1,587,635 was recorded as paid-in-capital in the consolidation. In addition, the shareholders of Shun de and Marco agreed to leave $237,535, which represents the accumulated undistributed earnings prior to
January 1, 2000. The $237,535 has been recorded as paid-in-capital in the consolidation.

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

                                                                                                        Tele-
                                                 Totals            Hotel             Farm           communications
                                             ---------------   ---------------   --------------   -------------------
                                             ---------------   ---------------   --------------   -------------------
Purchase price                             $     11,472,848  $     5,434,586       $ 4,450,627        $ 1,587,635
                                             ===============   ===============   ==============   ===================

     Allocated as follows:
Assets acquired, at historical cost        $     30,258,992  $    20,788,606   $     4,123,959        $ 5,346,427
Liabilities assumed, at historical cost         (8,101,647)       (4,977,239)         (730,510)        (2,393,898)
Due to prior joint venture partners
     for return of capital                      (5,177,928)       (5,177,928)
Due to prior joint venture partners
     for acquisitions                           (4,758,282)       (2,717,293)      (2,040,989)
Minority interest                                 (978,226)         (603,843)        (374,383)
Paid-in-capital *                               (5,092,993)       (2,717,831)        (549,992)         (1,825,170)
Statutory reserves                              (6,121,776)       (4,571,722)        (428,003)         (1,122,051)
Accumulated other comprehensive
     income                                        (28,140)          (22,750)             (82)             (5,308)
                                             ---------------   ---------------   --------------   -------------------
Totals                                     $            -     $           -      $         -        $          -
                                             ===============   ===============   ==============   ===================

*Paid -in capital:
Prior joint venture partners
     contributions                                4,304,928
                                                                    2,717,293                              1,587,635
Retained earnings as of
     January 1, 2000
                                                    788,065               538          549,992               237,535
                                             ---------------   ---------------   --------------   -------------------
                                             ---------------   ---------------   --------------   -------------------
Totals                                     $      5,092,993   $     2,717,831    $     549,992      $      1,825,170
                                             ===============   ===============   ==============   ===================

The accumulated other comprehensive income represents the accumulated adjustments for foreign currency translation from Renminbi to US dollar.

Principles of consolidation

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

Note 1 - Summary of significant accounting policies, (continued)

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

Buildings, equipment and automobiles

Buildings, equipment, and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $1,313,503 and $1,377,319, respectively. Estimated useful lives of the assets is as follows:

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies, (continued)

Buildings, equipment and automobiles, (continued)

Buildings, equipment and automobiles consist of the following at December 31:

                                                          2001                 2000
                                                   -------------------   ------------------
Buildings and improvements                       $         19,321,631  $        18,997,301
Furniture and equipment                                     5,193,953            5,172,534
Automobiles                                                   234,238              201,043
Construction in progress                                       17,137              256,708
                                                   -------------------   ------------------
                                                   -------------------   ------------------
    Totals                                                 24,766,959           24,627,586
Less accumulated depreciation                               7,022,838            5,709,335
                                                   -------------------   ------------------
    Building, equipments and
        automobiles, net                         $         17,744,121  $        18,918,251
                                                   ===================   ==================

Use of estimates

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
That accounting model retains the requirement of FASB No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). This
Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

The Company has adopted SFAS No. 144 during the year ending December 31, 2002 and there has been no material affect on its consolidated financial statements.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2001 and 2000 amounted to $1,391,113 and
$2,340,740, respectively of which no deposits are covered by insurance. YWG has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at December 31:

                                                    2001                       2000
                                              ------------------         -----------------
Hotel inventories                           $           216,940        $          172,725
Telecommunications inventories                          348,598                   447,911
Farm inventories                                                                  233,717
                                                              -
Other                                                                              28,944
                                                          1,400
                                              ------------------         -----------------
    Total inventories                       $           566,938        $          883,297
                                              ==================         =================

The HOTEL inventories consist of food products, alcohol, beverages and supplies.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies, (continued)

Inventories, (continued)

The TELECOMMUNICATIONS inventories consists of the following at December 31:

                                                     2001                      2000
                                              -------------------       --------------------
Raw materials                               $             92,686      $              98,205
Work in process                                          113,926                     65,798
Finished goods                                           141,986                    283,908
                                              -------------------       --------------------
    Total inventories                       $            348,598      $             447,911
                                              ===================       ====================

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

The Right has been classified as an intangible asset on the accompanying financial statements and is being amortized using the straight-line method over the life of the Right. Amortization expense for the years ended December 31,
2001 and 2000 amounted to $106,725 and $101,227, respectively.

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

Note 1 - Summary of significant accounting policies, (continued)

Income taxes

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

The provision for income taxes at December 31, consisted of the following:

                                                         2001                          2000
                                                   ------------------            -----------------
Provision for China Income Tax                   $           752,794           $          912,881
Provision for China Local Tax                                 75,252                       83,264
Deferred taxes                                               (27,642)                     (21,252)
                                                   ------------------            -----------------
    Total provision for income taxes             $           800,404           $          974,893
                                                   ==================            =================

Certain revenues of the HOTEL, FARM and TELECOMMUNICATIONS operations are subject to sales and cultural taxes ranging from 3% to 10%. This tax is shown as a reduction of sales.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                                     2001                   2000
                                                                  -----------           -------------
U.S. Statutory rates                                                      34%                  34%
Foreign income not recognized in U.S.                                    (34)                    (34)
China Income taxes                                                        22                      21
                                                                  -----------           -------------
      Effective tax rate                                                  22%                  21%
                                                                  ===========           =============

Earnings per share

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

                                                          2001                   2000

Notes payable to various

     vendors, unsecured, due on demand, no interes$       13,649           $     33,265
                                                       =============       =============

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $970,155 and $997,218 for the years ended December
31, 2001 and 2000, respectively. No interest expense payments were made for the years ended December 31, 2001 and 2000.

The Company purchased the following joint venture interests as disclosed in Note
1 on January 1, 2000.

                                                                                               Tele-
                                  Totals               Hotel              Farm            communications
                             -----------------    ----------------   ---------------   ----------------------

Purchase price            $        11,472,848  $        5,434,586 $       4,450,627 $              1,587,635
                             =================    ================   ===============   ======================

Note 4 - Accounts receivable and credit risk

YWG's business operations are conducted mainly in the People's Republic of
China. During the normal course of business, YWG extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Distribution of Income, Statutory Reserves and Restricted Retained
         Earnings, continued

Consolidated statutory reserves at December 31, 2001 and 2000 amounted to
$9,113,617 and $7,833,412, respectively. No dividends or distributions were declared to the owners for the years ended December 31, 2001 and 2000.

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - FARM Operations, (continued)

The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal
of Long-Lived Assets" during the year ending December 31, 2002 and once the
Company has adopted a formal plan to dispose of the FARM's operations the provisions of SFAS No. 144 will be applied. As of December 31, 2001 the assets and liabilities of the FARM consisted of the following:

Current assets                          $        582,642
Buildings and equipment, net                     437,596
Intangible assets                              2,117,364
Other non-current assets                          14,942
                                          ---------------
              Total assets              $      3,152,544
                                          ===============

Current liabilities                     $        330,294
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

                                                                            HOTEL
                                    -----------------------------------------------------------------------
                                      Restaurant          Lodging         Entertainment           Totals
                                    ----------------  ----------------   ----------------------------------
2001
Net sales                        $        3,770,926 $       1,963,345 $       2,018,645 $        7,752,916
Cost of sales                             1,832,803           123,327           155,722          2,111,852
                                    ----------------  ----------------   ---------------   ----------------
Gross profit                              1,938,123         1,840,018         1,862,923          5,641,064
Operating expenses                          436,983           295,734           248,636            981,353
Depreciation and
    amortization                                                                                 1,141,579
Unallocated expenses                                                                             1,003,601
Corporate expenses
                                    ----------------  ----------------   ---------------   ----------------
Income (loss) from operations    $        1,501,140 $       1,544,284 $       1,614,287 $        2,514,531
                                    ================  ================   ===============
Interest income                                                                                     17,835
Other expense                                                                                       (7,433)
Provision for income tax                                                                          (416,614)
                                                                                           ----------------
Income (loss) before minority
     interest                                                                           $        2,108,319
                                                                                           ================

Total assets                                                                            $       20,072,689
                                                                                           ================

-Continued-

                                      Farm         Telecommunications  Intersegmentelimination  Totals
                                 ----------------   ------------------ ------------------------ -----------
2001
Net sales                              1,019,837 $       4,369,324 $          (75,115)$        13,066,962
Cost of sales                            879,859         2,309,783            (75,115)          5,226,379
                                 ----------------   ---------------   ----------------   -----------------
Gross profit                             139,978         2,059,541                  -           7,840,583
Operating expenses                       132,478           890,504                              2,004,335
Depreciation and
    amortization                          72,613            21,827                              1,236,019
Unallocated expenses                                                                            1,003,601
Corporate expenses                                                                                  5,000
                                 ----------------   ---------------   ----------------   -----------------
Income (loss) from operations            (65,113)$       1,147,210 $                - $         3,591,628
Interest income                            1,520             8,182                                 27,537
Other expense                            (56,101)              (24)                               (63,558)
Provision for income tax                       -          (383,790)                              (800,404)
                                 ----------------   ---------------   ----------------   -----------------
Income (loss) before minority
     interest                           (119,694)$         771,578 $                - $         2,775,203
                                 ================   ===============   ================   =================

Total assets                           4,060,246 $       5,791,885 $       (1,904,678)$        28,020,142
                                 ================   ===============   ================   =================

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Segment Information, (continued)

                                                                        HOTEL
                                -----------------------------------------------------------------------
                                  Restaurant          Lodging         Entertainment       Totals
                                ----------------   ---------------   ----------------------------------
2000
Net sales                     $       3,715,071 $       1,956,375 $        2,122,993 $       7,794,439
Cost of sales                         1,788,342           118,071            153,087         2,059,500
                                ----------------   ---------------   ----------------   ---------------
Gross profit                          1,926,729         1,838,304          1,969,906         5,734,939
Operating expenses                      430,673           300,148            264,845           995,666
Depreciation and
    amortization                                                                             1,120,339
Unallocated expenses                                                                           792,021
                                ----------------   ---------------   ----------------   ---------------
Income from operations        $       1,496,056 $       1,538,156 $        1,705,061 $       2,826,913
                                ================   ===============   ================
Interest income                                                                                 16,984
Other income (expense)                                                                            (241)
Provision for income tax                                                                      (476,307)
                                                                                        ---------------
Income before minority
     interest                                                                        $       2,367,349
                                                                                        ===============

Total assets                                                                         $      20,634,686
                                                                                        ===============

-Continued-

                                      Farm        Telecommunication  Intersegmentelimination  Totals
                                 ---------------  ------------------ ----------------------- ------------
2000
Net sales                     $       1,727,399 $        4,640,849 $         (92,119)$       14,070,568
Cost of sales                           954,916          2,493,706           (92,119)         5,416,003
                                 ---------------   ----------------   ---------------   ----------------
Gross profit                            772,483          2,147,143                 -          8,654,565
Operating expenses                      165,481            875,386                            2,036,533
Depreciation and
    amortization                         80,901             38,864                            1,240,104
Unallocated expenses                                                                            792,021
                                 ---------------   ----------------   ---------------   ----------------
Income from operations        $         526,101 $        1,232,893 $               - $        4,585,907
Interest income                           1,766              8,068                               26,818
Other income (expense)                   11,511             19,504                               30,774
Provision for income tax                (80,230)          (418,356)                            (974,893)
                                 ---------------   ----------------   ---------------   ----------------
Income before minority
     interest                 $         459,148 $          842,109 $               - $        3,668,606
                                 ===============   ================   ===============   ================

Total assets                  $       4,292,798 $        5,047,343 $        (422,683)$       29,552,144
                                 ===============   ================   ===============   ================

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

Item 12. Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of our Common Stock as of the date of this Form 10K/A by:
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

As of December 31, 2001, we advanced Chang Jufeng, Vice Chairman of the Board of
Directors and the Assistant General Manager of our hotel division and Vice
Chairman of the Board of Directors of our agriculture division $1,568,779 as a loan. There is no promissory note reflecting the loan. There are no repayment terms. The purpose of the loan is to invest or to make loans in possible investment opportunities. There is an oral agreement to return the monies back to the hotel if no suitable investment opportunities are found by December 31,
2001. There is no interest charged upon the loan.

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
     10.8   Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.9   Agreement of Shunde Yi Wan Communication Equipment Plant
                Co., Ltd.*
     10.10  Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture
            Development Ltd., Co. on the Transfer of Equity Shares**
     10.11  Agreement of Jiaozuo Yi Wan Hotel Co., Ltd. on the Transfer of
            Equity Shares**
     21     List of Subsidiaries*
     23.1   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. and Subsidiaries*
     23.2   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Reviewed Financial Statements December 31, 2001 and 2000
     23.3   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Audited Financial Statements December 31, 2000 and 1999**
     23.4   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Subsidiaries Audited Financial Statements December 31,
                1999 and 1998**
     99     Form 10-12G/A filed on 03/28/02, SEC File No. 000-33119.

* Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC
File No. 000-33119.

** Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC
File No. 000-33119

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
Date: May 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                               Date
      ---------                       -----                               ----

  /s/ Cheng Wan Ming        Chairman of Board and President          May 15, 2002
 -------------------
      Cheng Wan Ming

  /s/ Wu Zeming            Chief Financial Officer and Director      May 15, 2002
 ------------------
      Wu Zeming

  /s/ You Yingliu           Director                                 May 15, 2002
 -----------------
      You Yingliu

  /s/ Zhang Haoyu           Director                                 May 15, 2002
 -----------------
      Zhang Haoyu

  /s/ Yang Huijuan          Director                                 May 15, 2002
 -----------------
      Yang Huijuan

  /s/ Luo Guanying          Director                                 May 15, 2002
 -----------------
      Luo Guanying

  /s/ Liang Xiaogen         Director                                 May 15, 2002
 ------------------
      Liang Xiaogen

  /s/ Cheng Manli           Director                                 May 15, 2002
 ------------------
      Cheng Manli

  /s/ Cen Minhong           Director                                 May 15, 2002
 ------------------
      Cen Minhong

  /s/ Cheng Wanqing         Director                                 May 15, 2002
 ------------------
      Cheng Wanqing

  /s/ Cheng Deqiang         Director                                 May 15, 2002
 ------------------
      Cheng Deqiang