Form 10-Q
period 2002-06-30
YI WAN GROUP INC
filed 2002-08-13
CIK 1157667

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-33119

                               Yi Wan Group, Inc.
              Exact name of registrant as specified in its charter)

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

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares outstanding of each of Issuer's classes of common equity as of June 30, 2002 was 16,256,260.

      Title of Class                      Number of Shares Outstanding
      Common Stock                                16,256,260

Transitional Small Business Disclosure Format   Yes    No X
                                                   ---   ---

                               Yi Wan Group, Inc.

                                      Index

                                     Part I
                              FINANCIAL INFORMATION

          TABLE OF CONTENTS                                                Page

Item 1.   Financial Statements ............................................   3



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................  14

Item 3.   Qualitative and Quantitative Disclosures about Market Risks......  19

                                     Part II

          Other Information

Item 1    Legal Proceedings ...............................................  19
Item 2    Changes in Securities and Use of Proceeds .......................  19
Item 3    Defaults upon Senior Securities..................................  19
Item 4    Submission of Matters to a Vote of Securities ...................  19
Item 5    Other Information ...............................................  19
Item 6    Exhibits and Reports on Form 8-K ................................  19


Item 1    Financial Statements


                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    -----------------------------------------



                                     ASSETS
                                     ------
                                                                      June 30,    December 31,
                                                                        2002           2001
                                                                   -----------    -----------
                                                                    Unaudited       Audited
                                                                   -----------    -----------
    Cash                                                           $ 2,047,891   $  1,391,113
    Accounts receivable, net of allowance for doubtful
       accounts of $6,950 at June 30, 2002 and December 31, 2001       932,071      1,044,576
    Due to related parties                                           3,187,326      2,584,104
    Inventories                                                        684,109        566,938
    Prepaid expenses                                                     9,832         21,371
                                                                   -----------    -----------
       Total current assets                                          6,861,229      5,608,102
                                                                   -----------    -----------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                           17,381,191     17,744,121
                                                                   -----------    -----------

OTHER ASSETS:
    Intangible asset, net                                            4,187,897      4,211,089
    Deferred tax asset                                                 147,742        110,753
    Other non-current assets                                           409,928        346,077
                                                                   -----------    -----------
       Total other assets                                            4,745,567      4,667,919
                                                                   -----------    -----------
          Total assets                                             $28,987,987    $28,020,142
                                                                   ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $   267,567    $   330,720
    Accounts payable - related party                                    67,810         10,788
    Accrued liabilities                                                586,454        675,306
    Wage and benefits payable                                          305,582        335,859
    Sales tax payable                                                  975,242      1,011,777
    Income taxes payable                                             1,048,885      1,075,680
    Due to shareholders                                                177,601        177,609
    Due to prior owners of joint ventures                            5,773,081      5,773,130
    Notes payable                                                       13,648         13,649
                                                                   -----------    -----------
       Total current liabilities                                     9,215,870      9,404,518
                                                                   -----------    -----------

MINORITY INTEREST                                                    1,547,489      1,464,493
                                                                   -----------    -----------

SHAREHOLDERS' EQUITY:
    Common stock, no par value, authorized 50,000,000 shares,
       16,256,250 shares issued and outstanding                          5,078          5,078
    Paid-in-capital                                                  5,106,883      5,104,105
    Statutory reserve                                                9,113,617      9,113,617
    Retained earnings                                                4,026,988      2,945,701
    Accumulated other comprehensive income                             (27,938)       (17,370)
                                                                   -----------    -----------
                                                                    18,224,628     17,151,131
                                                                   -----------    -----------
       Total shareholders' equity
          Total liabilities and shareholders' equity               $28,987,987    $28,020,142
                                                                   ===========    ===========


                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------



                                                Three months ended June 30,    Six months ended June 30,
                                                --------------------------------------------------------
                                                     2002           2001           2002           2001
                                                -----------    -----------    -----------    -----------
                                                 Unaudited      Unaudited      Unaudited      Unaudited
                                                -----------    -----------    -----------    -----------
NET SALES                                       $ 3,106,379    $ 3,119,568    $ 5,906,270    $ 6,292,619

COST OF SALES                                     1,025,703      1,139,355      2,016,062      2,302,486
                                                -----------    -----------    -----------    -----------

GROSS PROFIT                                      2,080,676      1,980,213      3,890,208      3,990,133

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES     1,159,936        884,664      2,187,667      1,915,705
                                                -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                              920,740      1,095,549      1,702,541      2,074,428
                                                -----------    -----------    -----------    -----------

OTHER INCOME                                          3,912        (35,592)         6,562        (35,119)
                                                -----------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                           924,652      1,059,957      1,709,103      2,039,309

PROVISION FOR INCOME TAXES                          306,986        209,474        544,820        403,705
                                                -----------    -----------    -----------    -----------

INCOME BEFORE MINORITY INTEREST                     617,666        850,483      1,164,283      1,635,604

MINORITY INTEREST                                   (38,041)       (66,072)       (82,996)      (122,912)
                                                -----------    -----------    -----------    -----------

NET INCOME                                          579,625        784,411      1,081,287      1,512,692

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment          (8,554)         2,634        (10,568)         1,854
                                                -----------    -----------    -----------    -----------

COMPREHENSIVE INCOME                            $   571,071    $   787,045    $ 1,070,719    $ 1,514,546
                                                ===========    ===========    ===========    ===========

Earnings per share, basic and diluted           $      0.04    $      0.05    $      0.07    $      0.09
                                                ===========    ===========    ===========    ===========


                       YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------
                                                                          Six months ended June 30,
                                                                         --------------------------
                                                                              2002           2001
                                                                         -----------    -----------
                                                                         (Unaudited)    (Unaudited)
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                           $ 1,081,287    $ 1,512,692
    Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation                                                        633,722        653,129
         Amortization                                                         23,192         50,839
         Deferred income taxes                                               (36,989)       (10,812)
         Land use cost                                                         2,778          2,778
         Gain from sales of assets                                            (1,345)          --
         Decrease in accounts receivable                                     112,505        233,887
         Increase in related party receivables                              (603,222)      (335,759)
         Increase in inventories                                            (117,171)       (93,983)
         Decrease in prepaid expenses                                         11,539          1,159
         Increase in due from officers and employees                         (63,851)       (58,818)
         (Decrease) increase in accounts payable                             (63,153)        19,365
         Increase (decrease) in accounts payable - related party              57,022        (10,799)
         Decrease in accrued liabilities and other current liabilities       (88,852)       (14,186)
         Decrease in wages and benefits payable                              (30,277)       (13,110)
         Decrease in sales tax payable                                       (36,535)       (25,349)
         Decrease in income taxes payable                                    (26,795)      (335,372)
         Increase in minority interest                                        82,996        122,912
         Foreign currency translation adjustment                             (10,626)         1,869
                                                                         -----------    -----------
           Net cash provided by operating activities                         926,225      1,700,442
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of assets                                             12,834           --
    Purchase of improvements and automobiles                                (282,281)       (95,490)
                                                                         -----------    -----------
           Net cash used in investing activities                            (269,447)       (95,490)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment to prior owner of joint venture                                   --         (966,038)
    Principal payments on notes payable                                         --          (19,601)
                                                                         -----------    -----------
           Net cash used in financing activities                                --         (985,639)
                                                                         -----------    -----------

INCREASE IN CASH                                                             656,778        619,313

CASH, beginning of period                                                  1,391,113      2,077,002
                                                                         -----------    -----------

CASH, end of period                                                      $ 2,047,891    $ 2,696,315
                                                                         ===========    ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------



                                                       Number       Common       Paid-in    Statutory
                                                      of shares      stock       capital     reserves
                                                     -----------  -----------  -----------  -----------
                                                     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                                     -----------  -----------  -----------  -----------

BALANCE, January 1, 2002, audited                     16,256,250  $     5,078  $ 5,104,105  $ 9,113,617

    Net income
    Additions to paid in capital (land use right)                                   2,778
    Foreign currency translation adjustments
                                                     -----------  -----------  -----------  -----------
BALANCE, June 30, 2002                                16,256,250  $     5,078  $ 5,106,883  $ 9,113,617
                                                     ===========  ===========  ===========  ===========


BALANCE, January 1, 2001, audited                     16,006,250  $        78  $ 5,098,549  $ 7,833,412

    Net income
    Additions to paid in capital (land use right)                                    2,778
    Foreign currency translation adjustments
                                                     -----------  -----------  -----------  -----------
BALANCE, June 30, 2001                                16,006,250  $        78  $ 5,101,327  $ 7,833,412
                                                     ===========  ===========  ===========  ===========





                       YI WAN GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUIT CONTINUED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------


                                                                  Accumulated
                                                                    other
                                                      Retained   comprehensive
                                                      earnings      income       Totals
                                                     -----------  -----------  -----------
                                                     (Unaudited)  (Unaudited)  (Unaudited)
                                                     -----------  -----------  -----------

BALANCE, January 1, 2002, audited                    $ 2,945,701  $   (17,370) $17,151,131

    Net income                                         1,081,287                 1,081,287
    Additions to paid in capital (land use right)                                    2,778
    Foreign currency translation adjustments                          (10,568)     (10,568)
                                                     -----------  -----------  -----------
BALANCE, June 30, 2002                               $ 4,026,988  $   (27,938) $18,224,628
                                                     ===========  ===========  ===========


BALANCE, January 1, 2001, audited                    $ 1,674,763  $     2,994  $14,609,796
                                                                                         0
    Net income                                         1,512,692                 1,512,692
    Additions to paid in capital (land use right)                                    2,778
    Foreign currency translation adjustments                             (780)        (780)
                                                     -----------  -----------  -----------
BALANCE, June 30, 2001                               $ 3,187,455  $     2,214  $16,124,486
                                                     ===========  ===========  ===========

                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

Note 1 - Summary of significant accounting policies

The reporting entity
--------------------

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries, which are as follows:

                                                                   Percentage
              Subsidiary                                            Ownership
----------------------------------------                           ----------
Shun De Yi Wan Communication Equipment                                 100 %
  Plant Co., Ltd. (TELECOMMUNICATIONS)
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                                 90
Yi Wan Maple Leaf High Technology                                       90
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

Foreign currency translation
----------------------------

The reporting currency of YWG is the US dollar. The Company's foreign subsidiaries use their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of shareholders' equity.

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. YWG believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the YWG's consolidated financial statements for the year ended December 31, 2001 and notes thereto included in YWG's Form 10, dated March 25, 2002.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                               June 30,           December 31,
                                                  2002                 2001
                                              ----------           ----------
                                              Unaudited             Audited
                                              ----------           ----------
Hotel inventory                               $  192,424           $  216,940
Telecommunication inventory                      491,532              348,598
Others                                               153                1,400
                                              ----------           ----------
    Total inventories                         $  684,109           $  566,938
                                              ==========           ==========

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At June 30, 2002, TELECOMMUNICATION's inventory consists of raw materials ($176,556), work in process ($83,033) and finished goods ($231,943). At December 31, 2001, TELECOMMUNICATION's inventory consists of raw materials ($92,686), work in process ($113,926) and finished goods ($141,986).

The FARM inventory consists of fish, shrimp, soft-shelled turtles, crab, feed, seeds, and supplies. Included as part of the inventoried costs of seafood are direct labor and applicable overhead incurred over time to raise the seafood products until taken to market. The quantities of live fish, shrimp, soft-shelled turtles and crab inventories are determined monthly based upon estimated growth from purchased hatchlings and fries in each pond and are reduced for the actual quantities sold and estimated mortality rates. Each pond is closed periodically and the estimated pounds adjusted to the actual harvest. As further disclosed in Note 6. FARM has temporally ceased operations prior to December 31, 2001 and there is no farm inventory as of June 30, 2002 and December 31, 2001.

                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid for the six months ended June 30, 2002 and 2001 amounted to $608,547 and $749,960, respectively. No interest expense was paid for the six months ended June 30, 2002 and 2001.

Note 5 - Earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,256,250 and 16,006,250 shares for the six months ended June 30, 2002 and 2001, respectively),

Note 6 - FARM Operations

During 2001, as a result of highway construction, the FARM has lost its source of natural water necessary to raise and grow the FARM's products. The FARM has ceased its operations during December 2001 and management is in the process of formalizing a plan to dispose of the FARM operations. The FARM is also in negotiation with the local government concerning their land use right and alternatives concerning the ultimate use of the land. Subsequent to December 31, 2001 there has been no formalized plan adopted to dispose of the FARM's operations and no provision has been made within these financial statements for the ultimate disposition of the FARM's operation.

The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" during the year ending December 31, 2002 and once the Company has adopted a formal plan to dispose of the FARM's operations the provisions of SFAS No. 144 will be applied. As of June 30, 2002 the assets and liabilities of the FARM consisted of the following:


Current assets                       $  536,934
Buildings and equipment, net            609,137
Intangible assets                     2,834,891
                                     ----------
              Total assets           $3,980,962
                                     ==========

Current liabilities                  $  272,473
                                     ==========



Note 7 - Segment Information

YWG includes five major operating segments: restaurant, lodging, entertainment, farm and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents total assets, revenues and other financial information by business segment for the six months ended June 30:


                                           HOTEL
                    -----------------------------------------------------

                                                                                             Telecommu      Inter-
                                                Entertain -                                  -nication      segment
                     Restaurant     Lodging         ment        Totals          Farm         equipment    elimination      Totals
                    -----------   -----------   -----------   -----------    -----------    -----------   -----------   -----------
Total Assets:
-------------

June 30, 2002                                                  21,055,700      3,980,962      5,855,912     (1,904,587)  28,987,987
                                                              ===========    ===========    ===========    ===========  ===========

December 31, 2001                                              20,072,689      4,060,246      5,791,885    (1,904,678)   28,020,142
                                                              ===========    ===========    ===========    ===========  ===========


                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------

Note 7 - Segment Information, (continued)

                                                   HOTEL
                                --------------------------------------------------
                                                                                                 Telecommu-   Inter-
                                                           Entertain                              nication    segment
                                Restaurant     Lodging       -ment        Totals       Farm      equipment  elimination    Totals
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------

Three months ended June 30, 2002
--------------------------------

Net sales                       $ 1,091,586  $   573,324  $   484,162  $ 2,149,072  $            $  957,307  $           $3,106,379
Cost of sales                       457,331       30,070       39,438      526,839                  498,864               1,025,703
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Gross profit                        634,255      543,254      444,724    1,622,233         --       458,443        --     2,080,676
Operating expenses                  256,911      132,431      118,891      508,233        6,170     198,948                 713,351
Depreciation and
    amortization                                                           283,436       (1,126)      5,478                 287,788
Unallocated expenses                                                       158,797                                          158,797
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Income from operations          $   377,344  $   410,823  $   325,833  $   671,767  $    (5,044) $  254,017  $     --    $  920,740
Interest income                                                              2,280          113       1,349                   3,742
Other income (expense)                                                        (542)         712           0                     170
Provision for income tax                                                  (222,258)           0     (84,728)               (306,986)
                                                                       -----------  -----------  ---------   ----------  ----------
Income before minority                                                     451,247       (4,219)    170,638        --       617,666
                                                                       ===========  ===========  ==========  ==========  ==========

Three months ended June 30, 2001
--------------------------------

Net sales                       $   926,707  $   495,918  $   503,648  $ 1,926,273  $   270,710  $  942,225  $  (19,640) $3,119,568
Cost of sales                       430,726       30,644       36,743      498,113      162,006     498,876     (19,640)  1,139,355
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Gross profit                       495,981      465,274      466,905     1,428,160      108,704     443,349        --     1,980,213
Operating expenses                  98,941       62,922       49,497       211,360       16,484      64,719                 292,563
Depreciation and
    amortization                                                          282,367        26,878      26,759                 336,004
Unallocated expenses                                                      256,097                                           256,097
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Income from operations          $   397,040  $   402,352  $   417,408  $   678,336  $    65,342  $  351,871  $     --    $1,095,549
Interest income                                                              8,477          378       1,802                  10,657
Other income (expense)                                                      (6,762)     (39,463)        (24)                (46,249)
Provision for income tax                                                  (120,851)      (2,233)    (86,390)               (209,474)
                                                                       -----------  -----------  ----------  ----------  -----------
Income before minority
     interest                                                              559,200       24,024     267,259        --        850,483
                                                                       ===========  ===========  ==========  ==========  ===========





Note 7 - Segment Information, (continued)

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountants' Review Report)
                        --------------------------------


                                                     HOTEL
                                --------------------------------------------------
                                                                                                 Telecommu-   Inter-
                                                           Entertain                              nication    segment
                                Restaurant     Lodging       -ment        Totals       Farm      equipment  elimination    Totals
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Six months ended June 30, 2002
------------------------------
Net sales                       $ 2,053,113  $ 1,008,520  $   989,326  $ 4,050,959  $            $1,855,311 $           $ 5,906,270
Cost of sales                       938,799       59,123       76,706    1,074,628                  941,434               2,016,062
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Gross profit                      1,114,314      949,397      912,620    2,976,331         --       913,877        --     3,890,208
Operating expenses                  354,355      195,436      191,394      741,185       14,990     419,494               1,175,669
Depreciation and
    amortization                                                           563,021        6,972      10,957                 580,950
Unallocated expenses                                                       431,048                                          431,048
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Income from operations          $   759,959  $   753,961  $   721,226  $ 1,241,077  $   (21,962) $  483,426  $     --    $1,702,541
Interest income                                                              3,708          206       3,018                   6,932
Other income (expense)                                                        (842)         472                                (370)
Provision for income tax                                                  (392,696)                (152,124)               (544,820)
                                                                       -----------  -----------  ----------  ----------  ----------
Income before minority
     interest                                                              851,247      (21,284)    334,320        --     1,164,283
                                                                       ===========  ===========  ==========  ==========  ==========

Six months ended June 30, 2001

Net sales                       $ 1,828,539  $   930,877  $ 1,021,166  $ 3,780,582  $   575,937  $1,979,548  $  (43,448) $6,292,619
Cost of sales                       860,591       58,158       73,201      991,950      336,144   1,017,840     (43,448)  2,302,486
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Gross profit                        967,948      872,719      947,965    2,788,632      239,793     961,708        --     3,990,133
Operating expenses                   190,485     130,753      105,958      427,196       61,567     345,084                 833,847
Depreciation and
    amortization                                                           565,945       47,106      49,158                 662,209
Unallocated expenses                                                       419,649                                          419,649
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Income from operations          $   777,463  $   741,966  $   842,007  $ 1,375,842  $   131,120  $  567,466  $     --    $2,074,428
Interest income                                                              6,659          786       4,198                  11,643
Other income (expense)                                                      (6,762)     (39,976)        (24)                (46,762)
Provision for income tax                                                  (210,405)     (11,265)   (182,035)               (403,705)
                                                                       -----------  -----------  ----------  ----------  ----------
Income before minority
     interest                                                            1,165,334       80,665     389,605        --     1,635,604
                                                                       ===========  ===========  ==========  ==========  ==========

Item 2. Management's Discussion and AnalysiS of Financial Condition and Results of Operations

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital Resources." Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

General

RESULTS OF OPERATIONS

As of June 30, 2002, we had $4,026,988 of retained earnings. As of June 30, 2002, we had cash on hand of $2,047,891 and reported total shareholders' equity of $18,224,628. For this same period of time, we had revenues of $5,906,270 and general, administrative and sales expenses of $2,187,667.

Consolidated results

1) SALES. Consolidated sales decreased $386,349, or approximately 6.1%, from $6,292,619 for the six months ended June 30, 2001 to $5,906,270 for the six months ended June 30, 2002. The decrease was a result of ceasing our farm operations at the end of the year 2001. The decrease was also attributed to net effect of increased sales in our Hotel operations and decrease in Telecommunication's sales.

2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased $286,424 from $2,302,486 for the six months ended June 30, 2001 to $2,016,062 for the six months ended June 30, 2002. Cost of goods sold as a percentage of sales decreased to 34.13% for the six months ended June 30, 2002 from 36.5% for the six months ended June 30, 2001. The decrease was a result of our Farm operations ceasing in December 2001. The decrease was also result of our Telecommunication Division's better management and cost control of purchasing raw materials for production.


(3) GROSS PROFIT. Consolidated gross profit decreased $99,925, from $3,990,133 for the six months ended June 30, 2001 to $3,890,208 for the six months ended June 30, 2002. Gross profit as a percentage of sales increased to 65.87% for the six months ended June 30, 2002 from 63.4% for the six months ended June 30, 2001. This increase in gross profit as a percentage of sales was the result of our Telecommunication Division's better management in the purchase of raw materials for production and better control of expenses. The increase in gross profit as a percentage of sales was also attributed to the ceasing of Farm's operations which caused lower gross profit as a percentage of sales for the six months ended June 30, 2001.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $271,962 from $1,915,705 for the six months ended June 30, 2001 to $2,187,667 for the six months ended June 30, 2002. The selling and administrative expenses as a percentage of sales increased to 37.0% for the six months ended June 30, 2002 from 30.4% for the six months ended June 30, 2001. The increase was due to the increase of research & development cost and business selling expense in our Telecommunication operation and increased costs paid to performers and entertainers and consulting expense in our Hotel operation.

(5) NET INCOME. Consolidated net income decreased $431,405, or approximately 28.5%, from $1,512,692 for the six months ended June 30, 2001 to $1,081,287 for the six months ended June 30, 2002. The decrease was due to ceasing our farm operations and decrease in Hotel's net income.

Segmented results

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Sales increased $270,377, or approximately 7.15%, from $3,780,582 for the six months ended June 30, 2001 to $4,050,959 for the six months ended June 30, 2002. The increase was a result of increased sales promotions to attract additional customers.

     Telecommunication operations: Sales decreased $124,237, or approximately 6.3%, from $1,979,548 for the six months ended June 30, 2001 to $1,855,311 for the six months ended June 30, 2002. The decrease was a result of lower sale prices and sale discount promotions to meet the market competition.

     Farm operations: Sales decreased $575,937, or approximately 100%, from $575,937 for the six months ended June 30, 2001 to $0 for the six months ended June 30, 2002. The decrease in sales is due to ceasing our Farm operations at the end of the year 2001.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Cost of goods sold increased $82,678, from $991,950 for the six months ended June 30, 2001 to $1,074,628 for the six months ended June 30, 2002.Cost of goods sold as a percentage of sales increased to 26.5% for the six months ended June 30, 2002 from 26.2% for the six months ended June 30, 2001. The increased cost of goods sold as a percentage of sales is attributed to the increase in the cost of materials and increased operating costs.

     Telecommunication operations: Cost of goods sold decreased $76,406 from $1,017,840 for the six months ended June 30, 2001 to $941,434 for the six months ended June 30, 2002. Cost of goods sold as a percentage of sales decreased to 50.7% for the six months ended June 30, 2002 from 51.4% for the six months ended June 30, 2001. The decrease was a result of better management in purchasing of raw materials for production and better control of our expenses.

     Farm operations: Cost of goods sold decreased $336,144, from $336,144 for the six months ended June 30, 2001 to $0 for the six months ended June 30, 2002. The decrease was result of Our Farm operation ceasing in December 2001.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Gross profit increased $187,699, from $2,788,632 for the six months ended June 30, 2001 to $2,976,331 for the six months ended June 30, 2002. As a percentage of sales, gross profit decreased from 73.8% for the six months ended June 30, 2001 to 73.5% for the six months ended June 30, 2002. The decrease in gross profit as a percentage of sales was a result of increased cost of material and operating costs.

     Telecommunication operations: Gross profit decreased $47,831, from $961,708 for the six months ended June 30, 2001 to $913,877 for the six months ended June 30, 2002. As a percentage of sales, gross profit increased from 48.6% for the six months ended June 30, 2001 to 49.3% for the six months ended June 30, 2002. The increase in gross profit as a percentage of sales was the result of better management of purchasing materials for production and better control of expenses.

     Farm operations: Gross profit decreased $239,793, from $239,793 for the six months ended June 30, 2001 to $0 for the six months ended June 30, 2002. The decreased gross profit was a result of ceasing farm operations prior to December 31, 2001.


(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Selling and administrative expenses increased $322,464, from $1,412,790 for the six months ended June 30, 2001 to $1,735,254 for the six months ended June 30, 2002. Selling and administrative expenses as a percentage of sales increase to 42.8% for the six months ended June 30, 2002 from 37.4% for the six months ended June 30, 2001. This increase was a result of increases in costs paid to performers and entertainers, consulting expenses, sales taxes and wages expenses.

     Telecommunication operations: Selling and administrative expenses Increased $36,231, from $394,242 for the six months ended June 30, 2001 to $430,451 for the six months ended June 30, 2002. Selling and administrative expenses as a percentage of sales increased to 23.2% for the six months ended June 30, 2002 from 20.0% for the six months ended June 30, 2001. The increase in selling and administrative expenses as a percentage of sales was a result of research and development cost and business expense increase.


     Farm operations: Selling and administrative expenses decreased $86,711, from $108,673 for the six months ended June 30, 2001 to $21,962 for the six months ended June 30, 2002. The decrease in selling and administrative expenses was a result of ceasing our Farm operations.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel operations: Net income decreased $314,087, from $1,165,334, or 30.8% of sales, for the six months ended June 30, 2001 to $851,247, or 21.0% of sales, for the six months ended June 30, 2002. The decrease was a combined result of an increase in cost of goods sold and increase in selling expense.

     Telecommunications operations: Net income decreased $55,285, from $389,605, or 19.7% of sales, for the six months ended June 30, 2001 to $334,320, or 18.0% of sales, for the six months ended June 30, 2002. The decrease was a result of increase in selling expenses.

     Farm operations: Net income decreased $101,949, from $80,665 for the Six months ended June 30, 2001 to loss of $21,284 for the six months ended June 30, 2002. The decreased net income was a result of ceasing Farm operations prior to December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we reported that net cash provided by operating activities was $926,225, net cash used in investing activities was $269,447, and net cash used in financing activities was $0.

As of June 30, 2001, net cash provided by operating activities was $1,700,442, net cash used in investing activities was $95,490, and net cash used in financing activities was $985,639.

Net cash provided by operating activities decreased by $774,217 to $926,225 for the six months ended June 30, 2002, representing a decrease of approximately 45.5%. The decrease in cash flow from operating activities reflects a decrease in gross sales due to ceasing the Farm operations.

Net cash used in investing activities increased by $173,957 to $269,447 for the six months ended June 30, 2002, representing a 182% increase, compared to $95,490 net cash used for the same period of 2001. The increase was due to a higher level in the purchasing of improvements and automobiles.

Net cash used in financing activities decreased by $985,639 to $0 for the six months ended June 30, 2002, representing a 100% decrease, compared to $985,639 for the same period of 2001. The decrease was primarily due to no distributions being paid to the owners of the previous joint ventures of our subsidiaries.


Going forward, our primary requirements for cash consist of: (1) the continued implementation of the existing business model in China; (2) general overhead expenses for personnel to support our business model activities; (3) continued promotional activities pertaining to our business to increase revenues; (4) the development costs of a hotel in China; (5) the payment of cash contributions to the joint ventures under the joint venture agreements; and (6) payments due to the former equity owners of our subsidiaries. We anticipate that current operating activities will enable us to meet the anticipated cash requirements for the 2002 fiscal year.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. These companies buy and sell products in China using Chinese Renminbi as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, unforeseen developments may cause a significant change in exchange rates.

Item 3.  Qualitative and Quantitative Disclosures about Market Risks

Not applicable.


                           Part II: Other Information

Item 1:  Legal Proceedings

Not applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:  Other information

Not applicable.

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

* Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC File No. 000-33119, hereby incorporated by reference.

We hereby incorporate the following documents by reference: (a) our Form 10 Registration Statement filed on August 24, 2001 and amendments thereto filed on November 7, 2001, January 7, 2002 and March 28, 2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December 7, 2001; and (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002.


B. Reports on Forms 8-K
No reports on Form 8-K were filed during the first quarter of 2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               YI WAN GROUP, INC.
                               -------------------



Date: August 13, 2002          By:/s/ Chang Wan Ming
                               -------------------------
                               Chang Wan Ming, President