Form 10-Q/A
period 2002-06-30
YI WAN GROUP INC
filed 2002-08-16
CIK 1157667

FORM 10-Q/A
                                 Amendment No. 2

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
                            Boca Raton, Florida 33432
                                 (561) 416-8956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares outstanding of each of Issuer's classes of common equity as of June 30, 2002 was 16,256,260.

      Title of Class                      Number of Shares Outstanding
      Common Stock                                16,256,250

Transitional Small Business Disclosure Format   Yes    No X
                                                   ---   ---

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
                                                     ===========  ===========  ===========  ===========





                       YI WAN GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY CONTINUED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 -----------------------------------------------


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
                                                     ===========  ===========  ===========

                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


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

                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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
                                                              ===========    ===========    ===========    ===========  ===========


                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 7 - Segment Information, (continued)

                                                   HOTEL
                                --------------------------------------------------
                                                                                                 Telecommu-   Inter-
                                                           Entertain                              nication    segment
                                Restaurant     Lodging       -ment        Totals       Farm      equipment  elimination    Totals
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------

Three months ended June 30, 2002
--------------------------------

Net sales                       $ 1,091,586  $   573,324  $   484,162  $ 2,149,072  $            $  957,307  $           $3,106,379
Cost of sales                       457,331       30,070       39,438      526,839                  498,864               1,025,703
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Gross profit                        634,255      543,254      444,724    1,622,233         --       458,443        --     2,080,676
Operating expenses                  256,911      132,431      118,891      508,233        6,170     198,948                 713,351
Depreciation and
    amortization                                                           283,436       (1,126)      5,478                 287,788
Unallocated expenses                                                       158,797                                          158,797
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Income from operations          $   377,344  $   410,823  $   325,833  $   671,767  $    (5,044) $  254,017  $     --    $  920,740
Interest income                                                              2,280          113       1,349                   3,742
Other income (expense)                                                        (542)         712           0                     170
Provision for income tax                                                  (222,258)           0     (84,728)               (306,986)
                                                                       -----------  -----------  ---------   ----------  ----------
Income before minority interest                                            451,247       (4,219)    170,638        --       617,666
                                                                       ===========  ===========  ==========  ==========  ==========

Three months ended June 30, 2001
--------------------------------

Net sales                       $   926,707  $   495,918  $   503,648  $ 1,926,273  $   270,710  $  942,225  $  (19,640) $3,119,568
Cost of sales                       430,726       30,644       36,743      498,113      162,006     498,876     (19,640)  1,139,355
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Gross profit                       495,981      465,274      466,905     1,428,160      108,704     443,349        --     1,980,213
Operating expenses                  98,941       62,922       49,497       211,360       16,484      64,719                 292,563
Depreciation and
    amortization                                                          282,367        26,878      26,759                 336,004
Unallocated expenses                                                      256,097                                           256,097
                                -----------  -----------  -----------  -----------  -----------  ----------  ----------  ----------
Income from operations          $   397,040  $   402,352  $   417,408  $   678,336  $    65,342  $  351,871  $     --    $1,095,549
Interest income                                                              8,477          378       1,802                  10,657
Other income (expense)                                                      (6,762)     (39,463)        (24)                (46,249)
Provision for income tax                                                  (120,851)      (2,233)    (86,390)               (209,474)
                                                                       -----------  -----------  ----------  ----------  -----------
Income before minority
     interest                                                              559,200       24,024     267,259        --        850,483
                                                                       ===========  ===========  ==========  ==========  ===========





Note 7 - Segment Information, (continued)

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


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

     10.1 Form of Employment Agreement Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.*
     10.2 Form of Employment Agreement Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.3 Form of Employment Agreement Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
     10.4 Land Use Permits of Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.*
     10.5 Land Use Permits of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
     10.6 Land Use Permits of Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.7 Joint Venture Contract Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.*
     10.8 Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.9 Agreement of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                               YI WAN GROUP, INC.
                               -------------------



Date: August 16, 2002          By:/s/ Chang Wan Ming
                               -------------------------
                               Chang Wan Ming, President