Form 10-Q
period 2002-09-30
YI WAN GROUP INC
filed 2002-11-14
CIK 1157667

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR
[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 0-33119

                               Yi Wan Group, Inc.
              Exact name of registrant as specified in its charter)

         Florida                                                33-0960062
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

            2 East Camino Real, Suite 202, Boca Raton, Florida   33432
               (Address of principal executive office)        (Zip Code)

                                 (561) 416-8956
              (Registrant's telephone number, including area code)

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2002 was 16,256,250.

      Title of Class                      Number of Shares Outstanding
      Common Stock                                16,256,250

Transitional Small Business Disclosure Format:   Yes __    No X

                               YI WAN GROUP, INC.

                                TABLE OF CONTENTS
                                                                            Page
PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements ............................................   3
Item 2.   Management's Discussion and Analysis of Financial Condition

PART II
OTHER INFORMATION

Item 1    Legal Proceedings ...............................................  18
Item 2    Changes in Securities and Use of Proceeds .......................  18
Item 3    Defaults upon Senior Securities..................................  18
Item 4    Submission of Matters to a Vote of Securities ...................  18
Item 5    Other Information ...............................................  18
Item 6    Exhibits and Reports on Form 8-K ................................  18

Item 1    Financial Statements

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                   A S S E T S
                                                     September 30,         December 31,
                                                          2002                 2001
                                                       Unaudited             Audited
                                                     ------------         ------------
CURRENT ASSETS:
    Cash                                             $  2,101,071         $  1,391,113
    Accounts receivable, net of allowance
      for doubtful accounts of $4,742
      and $6,950 at September 30, 2002
      and December 31, 2001, respectively               1,144,750            1,044,576
    Due to related parties                              3,752,736            2,584,104
    Inventories                                           743,374              566,938
    Prepaid expenses                                       59,210               21,371
                                                     ------------         ------------
      Total current assets                              7,801,141            5,608,102
                                                     ------------         ------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net              17,060,669           17,744,121
                                                     ------------         ------------
OTHER ASSETS:
    Intangible asset, net                               4,175,741            4,211,089
    Deferred tax asset                                    156,151              110,753
    Other non-current assets                              457,295              346,077
                                                     ------------         ------------
      Total other assets                                4,789,187            4,667,919
                                                     ------------         ------------
        Total assets                                 $ 29,650,997         $ 28,020,142
                                                     ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                 $    325,587         $    330,720
    Accounts payable - related party                       89,406               10,788
    Accrued liabilities                                   586,870              675,306
    Wage and benefits payable                             302,860              335,859
    Sales tax payable                                     984,437            1,011,777
    Income taxes payable                                  989,779            1,075,680
    Due to shareholders                                   177,596              177,609
    Due to prior owners of joint ventures               5,773,057            5,773,130
    Notes payable                                          13,648               13,649
                                                     ------------         ------------
      Total current liabilities                         9,243,240            9,404,518
                                                     ------------         ------------

MINORITY INTEREST                                       1,594,562            1,464,493
                                                     ------------         ------------
SHAREHOLDERS' EQUITY:
    Common stock, no par value,
      authorized 50,000,000 shares,
      16,256,250 shares issued and
      outstanding                                           5,078                5,078
    Paid-in-capital                                     5,108,272            5,104,105
    Statutory reserve                                   9,019,638            9,113,617
    Retained earnings                                   4,699,377            2,945,701
    Accumulated other comprehensive income                (19,170)             (17,370)
                                                     ------------         ------------
                                                       18,813,195           17,151,131
                                                     ------------         ------------
      Total shareholders' equity
        Total liabilities and shareholders'
           equity                                    $ 29,650,997         $ 28,020,142
                                                     ============         ============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                          Three months                    Nine months
                                       ended September 30,            ended September 30,
                                       2002           2001            2002          2001
                                  -----------    -----------     -----------   -----------
                                    Unaudited      Unaudited       Unaudited     Unaudited
                                  -----------    -----------     -----------   -----------

NET SALES                         $ 3,494,080    $ 3,483,690     $ 9,400,349   $ 9,776,309

COST OF SALES                       1,258,892      1,489,193       3,274,954     3,791,679
                                  -----------    -----------     -----------   -----------
GROSS PROFIT                        2,235,188      1,994,497       6,125,395     5,984,630
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES         1,169,565      1,067,457       3,357,231     2,983,162
                                  -----------    -----------     -----------   -----------
INCOME FROM OPERATIONS              1,065,623        927,040       2,768,164     3,001,468

OTHER INCOME (EXPENSE)                 15,650          7,816          22,212       (27,304)
                                  -----------    -----------     -----------   -----------
INCOME BEFORE PROVISION FOR
    INCOME TAXES AND
    MINORITY INTEREST               1,081,273        934,856       2,790,376     2,974,164

PROVISION FOR INCOME TAXES            361,811        231,715         906,631       635,420
                                  -----------    -----------     -----------   -----------
INCOME BEFORE MINORITY
    INTEREST                          719,462        703,141       1,883,745     2,338,744

MINORITY INTEREST                     (47,073)       (22,825)       (130,069)     (145,737)
                                  -----------    -----------     -----------   -----------

NET INCOME                            672,389        680,316       1,753,676     2,193,007

OTHER COMPREHENSIVE INCOME:
    Foreign currency
     translation adjustment             8,768        (25,678)         (1,800)      (23,824)
                                  -----------    -----------     -----------   -----------

COMPREHENSIVE INCOME              $   681,157    $   654,638     $ 1,751,876   $ 2,169,183
                                  ===========    ===========     ===========   ===========
Earnings per share, basic
    and diluted                   $      0.04    $      0.04     $      0.11   $      0.14
                                  ===========    ===========     ===========   ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                Accumulated
                                                                                                  other
                                     Number       Common     Paid-in    Statutory   Retained   comprehensive
                                    of shares     stock      capital    reserves    earnings      income         Totals
                                   ----------  ----------  ----------  ----------  ----------  -------------  -----------
                                   (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)  (Unaudited)   (Unaudited)
                                   ----------  ----------  ----------  ----------  ----------  -------------  -----------

BALANCE, January 1, 2002, audited  16,256,250  $    5,078  $5,104,105  $9,113,617  $2,945,701  $    (17,370)   17,151,131

 Net income                                                                         1,753,676                   1,753,676
 Additions to paid in capital
   (land use right)                                             4,167                                               4,167
 Distribution to Farm employees                                           (93,979)                                (93,979)
 Foreign currency translation
   adjustments                                                                                       (1,800)       (1,800)
                                   ----------  ----------  ----------  ----------  ----------  -------------  -----------
BALANCE, September 30, 2002        16,256,250  $    5,078  $5,108,272  $9,019,638  $4,699,377  $    (19,170)  $18,813,195
                                   ==========  ==========  ==========  ==========  ==========  =============  ===========
BALANCE, January 1, 2001, audited  16,006,250  $       78  $5,098,549  $7,833,412  $1,674,763  $      2,994   $14,609,796

 Net income                                                                         2,193,007                   2,193,007
 Issuance of common stock             250,000       5,000                                                           5,000
 Additions to paid in capital
   (land use right)                                             4,167                                               4,167
 Foreign currency translation
   adjustments                                                                                      (23,824)      (23,824)
                                   ----------  ----------  ----------  ----------  ----------  -------------  -----------
BALANCE, September 30, 2001        16,256,250  $    5,078  $5,102,716  $7,833,412  $3,867,770  $    (20,830)  $16,788,146
                                   ==========  ==========  ==========  ==========  ==========  =============  ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                  Nine months
                                                                              ended September 30,
                                                                         ------------------------------
                                                                            2002              2001
                                                                         ------------      ------------
                                                                          (Unaudited)      (Unaudited)
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  1,753,676      $  2,193,007
    Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation                                                          765,381           981,293
        Amortization                                                           35,348            81,201
        Non-cash stock issuance for legal fees                                      -             5,000
        Deferred income taxes                                                 (45,398)          (15,784)
        Land use cost                                                           4,167             4,167
        Loss from sales of assets                                               1,449                 -
        Increase in accounts receivable                                      (100,174)          (21,343)
        Increase in related party receivables                              (1,168,632)         (881,249)
        (Increase) decrease in inventories                                   (176,436)           71,576
        (Increase) decrease in prepaid expenses                               (37,839)            1,270
        Increase in due from officers and employees                          (111,218)         (180,785)
        (Decrease) increase in accounts payable                                (5,133)           25,572
        Increase (decrease) in accounts payable
          - related party                                                      78,618               (11)
        Decrease in accrued liabilities and other
          current liabilities                                                 (88,436)          (43,949)
        Decrease in wages and benefits payable                                (32,999)           (7,855)
        Decrease in sales tax payable                                         (27,340)          (19,001)
        Decrease in income taxes payable                                      (85,901)         (320,755)
        Increase in minority interest                                         130,069           145,737
        Foreign currency translation adjustment                                (1,888)          (24,009)
                                                                         ------------      ------------
          Net cash provided by operating activities                           887,314         1,994,082
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of assets                                              13,372                 -
    Purchase of improvements and equipment                                    (96,749)          (59,727)
                                                                         ------------      ------------
          Net cash used in investing activities                               (83,377)          (59,727)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment to prior owner of joint venture                                       -          (970,765)
    Principal payments on notes payable                                             -           (19,616)
    Distribution of statutory reserves to Farm employees                      (93,979)                -
                                                                         ------------      ------------
          Net cash used in financing activities                               (93,979)         (990,381)
                                                                         ------------      ------------

INCREASE IN CASH                                                              709,958           943,974

CASH, beginning of period                                                   1,391,113         2,077,002
                                                                         ------------      ------------
CASH, end of period                                                      $  2,101,071      $  3,020,976
                                                                         ============      ============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of significant accounting policies

The reporting entity

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries, which are as follows:

                                                    Percentage
              Subsidiary                            Ownership
-------------------------------------------     ------------------
Shun De Yi Wan Communication Equipment                 100%
   Plant Co., Ltd. (TELECOMMUNICATIONS)
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                 90%
Yi Wan Maple Leaf High Technology                       90%
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

                                        7

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                  September 30,      December 31,
                                      2002               2001
                                ---------------    --------------
                                   Unaudited             Audited
                                ---------------    --------------
Hotel inventory                 $       186,471    $      216,940
Telecommunication inventory             556,903           348,598
Others                                        -             1,400
                                ---------------    --------------
    Total inventories           $       743,374    $     566,938
                                ===============    ==============

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At September 30, 2002, TELECOMMUNICATION's inventory consists of raw materials
($191,684), work in process ($87,689) and finished goods ($277,530). At December
31, 2001, TELECOMMUNICATION's inventory consists of raw materials ($92,686), work in process ($113,926) and finished goods ($141,986).

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
As further disclosed in Note 6. FARM has temporally ceased operations prior to
December 31, 2001 and there is no Farm inventory as of September 30, 2002 and
December 31, 2001.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid for the nine months ended September 30, 2002 and 2001 amounted to $1,421,736 and $1,255,166, respectively. No interest expense was paid for the nine months ended September 30, 2002 and 2001.

Note 5 - Earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,256,250 and 16,078,860 shares for the nine months ended September 30, 2002 and 2001, respectively),

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

The Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal
of Long-Lived Assets" during the year ending December 31, 2002 and once the
Company has adopted a formal plan to dispose of the FARM's operations the provisions of SFAS No. 144 will be applied. As of September 30, 2002 the assets and liabilities of the FARM consisted of the following:

Current assets                  $      408,984
Buildings and equipment, net           605,792
Intangible assets                    2,832,571
                                --------------
              Total assets      $    3,847,347
                                ==============

Current liabilities             $      246,661
                                ==============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Segment Information

YWG includes five major operating segments: restaurant, lodging, entertainment, farm and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents total assets, revenues and other financial information by business segment for the nine months ended September 30:

                                           HOTEL
                       --------------------------------------------            Telecommu-     Inter-
                                             Entertain-                         nication     segment
                        Restaurant  Lodging     ment       Totals      Farm    Equipment   elimination   Totals
                       ----------- --------- ---------- ----------- ---------- ----------- ----------- -----------
Total Assets:

September 30, 2002                                     $ 21,428,318 $3,847,347 $ 6,272,752 $(1,897,420)$29,650,997
                                                       ============ ========== =========== =========== ===========

December 31, 2001                                      $ 20,072,689 $4,060,246 $ 5,791,885 $(1,904,678)$28,020,142
                                                       ============ ========== =========== =========== ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Segment Information, (continued)

                                           HOTEL
                       --------------------------------------------            Telecommu-     Inter-
                                             Entertain-                         nication     segment
                        Restaurant  Lodging     ment       Totals      Farm    Equipment   elimination   Totals
                       ----------- --------- ---------- ----------- ---------- ----------- ----------- -----------

Three months ended September 30, 2002

Net sales              $ 1,058,872 $ 611,191 $  607,461 $ 2,277,524 $          $ 1,216,556 $           $ 3,494,080
Cost of sales              564,057    40,352     42,516     646,925                611,967               1,258,892
                       ----------- --------- ---------- ----------- ---------- ----------- ----------- -----------
Gross profit               494,815   570,839    564,945   1,630,599        -       604,589         -     2,235,188
Operating expenses         203,388   122,847     87,875     414,110     22,954     228,899                 665,963
Depreciation and
   amortization                                             282,880      2,251       5,479                 290,610
Unallocated expenses                                        212,992                                        212,992
                       ----------- --------- ---------- ----------- ---------- ----------- ----------- -----------
Income from operations $   291,427 $ 447,992 $  477,070 $   720,617 $  (25,205)$   370,211 $       -   $ 1,065,623
Interest income                                               2,474         22       1,705                   4,201
Other income (expense)                                                  11,449                              11,449
Provision for
   income tax                                              (238,621)              (123,190)                (361,811)
                                                        ----------- ---------- ----------- ----------- -----------
Income (loss) before
   minority interest                                    $   484,470 $  (13,734)$   248,726 $       -   $   719,462
                                                        =========== ========== =========== =========== ===========

Three months ended September 30, 2001

Net sales              $   897,178 $ 497,012 $  605,398 $ 1,999,588 $  193,765 $ 1,306,075 $   (15,738)$ 3,483,690
Cost of sales              484,725    32,301     37,685     554,711    265,853     684,367     (15,738)  1,489,193
                       ----------  --------- ---------- ----------- ---------- ----------- ----------- -----------
Gross profit               412,453   464,711    567,713   1,444,877    (72,088)    621,708         -     1,994,497
Operating expenses         114,557    81,395     59,818     255,770     42,473     227,267                 525,510
Depreciation and
    amortization                                            296,067     10,196      26,759                 333,022
Corporation expenses                                                                                         5,000
Unallocated expenses                                        203,925                                        203,925
                       ----------- --------- ---------- ----------- ---------- ----------- ----------- -----------
Income from operations $   297,896 $ 383,316 $  507,895 $   689,115 $ (124,757)$   367,682 $       -   $   927,040
Interest income                                               4,511        551       2,042                   7,104
Other income (expense)                                         (763)     1,450          25                     712
Provision for
   income tax                                              (109,239)              (122,476)               (231,715)
                                                        ----------- ---------- ----------- ----------- -----------
Income (loss) before
   minority interest                                    $   583,624 $ (122,756)$   247,273 $       -   $   703,141
                                                        =========== ========== =========== =========== ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Segment Information, (continued)

                                           HOTEL
                       --------------------------------------------             Telecommu-     Inter-
                                              Entertain-                         nication     segment
                        Restaurant  Lodging      ment       Totals      Farm    Equipment   elimination   Totals
                       ----------- ---------- ---------- ----------- ---------- ----------- ----------- -----------

Nine months ended September 30, 2002

Net sales              $ 3,111,983 $1,619,711 $1,596,787 $ 6,328,481 $          $ 3,071,868 $           $ 9,400,349
Cost of sales            1,502,856     99,475    119,222   1,721,553              1,553,401               3,274,954
                       ----------- ---------- ---------- ----------- ---------- ----------- ----------- -----------
Gross profit             1,609,127  1,520,236  1,477,565   4,606,928        -     1,518,467        -      6,125,395
Operating expenses         557,743    318,283    279,269   1,155,295     37,944     648,393               1,841,632
Depreciation and
   amortization                                              845,901      9,223      16,436                 871,560
Unallocated expenses                                         644,039                                        644,039
                       ----------- ---------- ---------- ----------- ---------- ----------- ----------- -----------
Income from operations $ 1,051,384 $1,201,953 $1,198,296 $ 1,961,693 $  (47,167)$   853,638 $      -    $ 2,768,164
Interest income                                                6,181        228       4,723                  11,132
Other income (expense)                                          (841)    11,921                              11,080
Provision for income
   tax                                                      (631,317)              (275,314)               (906,631)
                                                         ----------- ---------- ----------- ----------- -----------
Income (loss) before
   minority interest                                     $ 1,335,716 $  (35,018)$   583,047 $      -    $ 1,883,745
                                                         =========== ========== =========== =========== ===========

Nine months ended September 30, 2001

Net sales              $ 2,725,717 $1,427,889 $1,626,564 $ 5,780,170 $  769,702 $ 3,285,623 $   (59,186)$ 9,776,309
Cost of sales            1,345,316     90,459    110,886   1,546,661    601,998   1,702,206     (59,186)  3,791,679
                       ----------- ---------- ---------- ----------- ---------- ----------- ----------- -----------
Gross profit             1,380,401  1,337,430  1,515,678   4,233,509    167,704   1,583,417        -      5,984,630
Operating expenses         305,042    212,148    165,776     682,966    104,040     631,918               1,418,924
Depreciation and
   amortization                                              862,012     57,302      16,349                 935,663
Corporation expenses                                                                                          5,000
Unallocated expenses                                         623,575                                        623,575
                       ----------- ---------- ---------- ----------- ---------- ----------- ----------- -----------
Income from operations $ 1,075,359 $1,125,282 $1,349,902 $ 2,064,956 $    6,362 $   935,150 $      -    $ 3,001,468
Interest income                                               11,170      1,337       6,240                  18,747
Other income (expense)                                        (7,525)   (38,526)                            (46,051)
Provision for income
   tax                                                      (319,644)   (11,265)   (304,511)               (635,420)
                                                         ----------- ---------- -----------  ---------- -----------
Income (loss) before
   minority interest                                     $ 1,748,957 $  (42,092)$   636,879 $      -    $ 2,338,744
                                                         =========== ========== =========== =========== ===========

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

General

RESULTS OF OPERATIONS

As of September 30, 2002, we had $4,699,377 of retained earnings. As of
September 30, 2002, we had cash on hand of $2,101,071 and reported total shareholders' equity of $18,813,195. For this same period of time, we had revenues of $9,400,349 and general, administrative and sales expenses of
$3,357,231.

Consolidated results

1) SALES. Consolidated sales decreased $375,960, or approximately 3.85%, from
$9,776,309 for the nine months ended September 30, 2001 to $9,400,349 for the nine months ended September 30, 2002. The decrease was a result of ceasing our
Farm operations at the end of the year 2001. The decrease was also attributed to the net effect of increased sales in our Hotel operations and decrease in
Telecommunication's sales.

2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased $516,725 from
$3,791,679 for the nine months ended September 30, 2001 to $3,274,954 for the nine months ended September 30, 2002. Cost of goods sold as a percentage of sales decreased to 34.84% for the nine months ended September 30, 2002 from
38.8% for the nine months ended September 30, 2001. The decrease was a result of our Farm operations ceasing in December 2001. The decrease was also result of our Telecommunication Division's better management and cost control of purchasing raw materials for production.

(3) GROSS PROFIT. Consolidated gross profit increased $140,765, from $5,984,630 for the nine months ended September 30, 2001 to $6,125,395 for the nine months ended September 30, 2002. Gross profit as a percentage of sales increased to
65.16% for the nine months ended September 30, 2002 from 61.21% for the nine months ended September 30, 2001. This increase in gross profit as a percentage of sales was the result of our Telecommunication Division's better management in the purchase of raw materials for production and better control of expenses. The increase in gross profit as a percentage of sales was also attributed to the ceasing of our Farm operations which caused lower gross profit as a percentage of sales for the nine months ended September 30, 2001.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $374,069 from $2,983,162 for the nine months ended September 30, 2001 to $3,357,231 for the nine months ended September 30, 2002. The selling and administrative expenses as a percentage of sales increased to 35.7% for the nine months ended September 30, 2002 from 30.5% for the nine months ended September
30, 2001.The increase was due to the increase of research and development cost and business selling expense in our Telecommunication operation and increased costs paid to performers, entertainers and consultants in our Hotel operation.

(5) NET INCOME. Consolidated net income decreased $439,331, or approximately
20.0%, from $2,193,007 for the nine months ended September 30, 2001 to
$1,753,676 for the nine months ended September 30, 2002. The decrease was due to ceasing our Farm operations and decrease in Hotel operation's net income.

Segmented results

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Sales increased $548,311, or approximately 9.48%, from
$5,780,170 for the nine months ended September 30, 2001 to $6,328,481 for the nine months ended September 30, 2002. The increase was a result of a new restaurant added to our existing hotel in 2002, and increased sales promotions to attract additional customers.

     Telecommunication operations: Sales decreased $213,755, or approximately
6.5%, from $3,285,623 for the nine months ended September 30, 2001 to $3,071,868 for the nine months ended September 30, 2002. The decrease was a result of lower sale prices and sale discount promotions to meet the market competition.

     Farm operations: Sales decreased $769,702, or approximately 100%, from
$769,702 for the nine months ended September 30, 2001 to $0 for the nine months ended September 30, 2002. The decrease in sales is due to ceasing our Farm operations at the end of the year 2001.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Cost of goods sold increased $174,892, from $1,546,661 for the nine months ended September 30, 2001 to $1,721,553 for the nine months ended September 30, 2002.Cost of goods sold as a percentage of sales increased to 27.2% for the nine months ended September 30, 2002 from 26.8% for the nine months ended September 30, 2001. The increased cost of goods sold as a percentage of sales is attributed to the increase in the cost of materials and increased operating costs.

     Telecommunication operations: Cost of goods sold decreased $148,805 from
$1,702,206 for the nine months ended September 30, 2001 to $1,553,401 for the nine months ended September 30, 2002. Cost of goods sold as a percentage of sales decreased to 50.7% for the nine months ended September 30, 2002 from 51.8%
for the nine months ended September 30, 2001. The decrease was a result of better management in purchasing of raw materials for production and better control of our expenses.

     Farm operations: Cost of goods sold decreased $601,998, from $601,998 for the nine months ended September 30, 2001 to $0 for the nine months ended
September 30, 2002. The decrease was result of our Farm operations ceasing in
December 2001.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Gross profit increased $373,419, from $4,233,509 for the nine months ended September 30, 2001 to $4,606,928 for the nine months ended
September 30, 2002. As a percentage of sales, gross profit decreased from 73.2%
for the nine months ended September 30, 2001 to 72.8% for the nine months ended
September 30, 2002. The decrease in gross profit as a percentage of sales resulted from increased cost of materials and operating costs.

     Telecommunication operations: Gross profit decreased $64,950, from
$1,583,417 for the nine months ended September 30, 2001 to $1,518,467 for the nine months ended September 30, 2002. As a percentage of sales, gross profit increased from 48.2% for the nine months ended September 30, 2001 to 49.4% for the September months ended September 30, 2002. The increase in gross profit as a percentage of sales was the result of better management of purchasing materials for production and better control of expenses.

     Farm operations: Gross profit decreased $167,704, from $167,704 for the nine months ended September 30, 2001 to $0 for the nine months ended September
30, 2002. The decreased gross profit was a result of ceasing Farm operations prior to December 31, 2001.

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Selling and administrative expenses increased $476,682, from $2,168,553 for the nine months ended September 30, 2001 to $2,645,235 for the nine months ended September 30, 2002. Selling and administrative expenses as a percentage of sales increased to 41.8% for the nine months ended September 30,
2002 from 37.5% for the nine months ended September 30, 2001. This increase was a result of increases in costs paid to performers and entertainers, consulting expenses, sales taxes and wages expenses.

     Telecommunication operations: Selling and administrative expenses increased
$16,562, from $648,267 for the nine months ended September 30, 2001 to $664,829 for the nine months ended September 30, 2002. Selling and administrative expenses as a percentage of sales increased to 21.6% for the nine months ended
September 30, 2002 from 19.7% for the nine months ended September 30, 2001. The increase in selling and administrative expenses as a percentage of sales were a result of increased research and development cost and business expenses.

     Farm operations: Selling and administrative expenses decreased $114,175, from $161,342 for the nine months ended September 30, 2001 to $47,167 for the nine months ended September 30, 2002. The decrease in selling and administrative expenses was a result of ceasing our Farm operations.

(5) NET INCOME.  An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel operations: Net income decreased $413,241, from $1,748,957, or 30.25%
of sales, for the nine months ended September 30, 2001 to $1,335,716, or 21.1%
of sales, for the nine months ended September 30, 2002. The decrease was a combined result of an increase in cost of goods sold and increase in selling expense.

     Telecommunications operations: Net income decreased $53,832, from $636,879, or 19.38% of sales, for the nine months ended September 30, 2001 to $583,047, or
18.9% of sales, for the nine months ended September 30, 2002. The decrease was a result of higher market competition and increase in selling and research and development cost.

     Farm operations: Net loss decreased $7,074, from $42,092 for the nine months ended September 30, 2001 to loss of $35,018 for the nine months ended
September 30, 2002. The decreased net income was a result of ceasing our Farm operations prior to December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, net cash provided by operating activities was
$887,314, net cash used in investing activities was $83,377, and net cash used in financing activities was $93,979.

As of September 30, 2001, net cash provided by operating activities was
$1,994,082, net cash used in investing activities was $59,727, and net cash used in financing activities was $990,381.

Net cash provided by operating activities decreased by $1,106,768 to $887,314 for the nine months ended September 30, 2002, representing a decrease of approximately 55.5%. The decrease in cash flow from operating activities reflects a decrease in gross sales due to ceasing the Farm operations.

Net cash used in investing activities increased by $23,650 to $83,377 for the nine months ended September 30, 2002, representing a 39.6% increase, compared to
$59,727 net cash used for the same period of 2001. The increase was due to a higher level in the purchasing of improvements and equipment.

Net cash used in financing activities decreased by $896,402 to $93,979 for the nine months ended September 30, 2002, representing a 90.51% decrease, compared to $990,381 for the same period of 2001. The decrease was primarily due to no distributions being paid to the owners of the previous joint ventures of our subsidiaries.

Going forward, our primary requirements for cash consist of: (1) the continued
implementation of our hotel and telecommunications divisions' existing business model in China; (2) general overhead expenses for personnel to support these business model activities; (3) continued promotional activities pertaining to our hotel business pertaining to our attempt to increase hotel related revenues;
4) the development costs of our existing hotel in China; (5) the payment of cash contributions to the joint ventures under the joint venture agreements; and
(6) payments due to the former equity owners of our subsidiaries. We anticipate that current operating activities will enable us to meet the anticipated cash requirements for the 2002 fiscal year.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for each operating unit was generated by contributions of initial shareholders (Hotel operations:
$11,960,000, Telecommunication operations: $1,580,000, Farm operations:
$2,410,000). No bank loans were obtained for this purpose. The cash contributions required to be made by June 2002 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $9,936,210 due to our former joint venture partners will be funded from the profits generated from the operations of our subsidiaries and equity financing, if necessary. Management, however, extended the June 2002 payment date to June
2003 for capital contributions. The capital improvements to be made to the hotel will be funded from positive cash flow generated from hotel operations.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risks

Not applicable.

Item 4.  Controls and Procedures

With the participation of management, the Company's Chief executive Officer and
Chief Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and
Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           Part II: Other Information

Item 1:  Legal Proceedings
Not applicable.

Item 2:  Changes in Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5:  Other information
Not applicable.

Item 6:  Exhibits and Reports on Form 8-K

     A.   Exhibits

     3(i) Articles of Incorporation of the Registrant*
     3(ii)Bylaws of the Registrant* Organizational Documents of:
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

We hereby incorporate the following documents by reference: (a) our Form 10
Registration Statement filed on August 24, 2001 and amendments thereto filed on
November 7, 2001, January 7, 2002, February 7, 2002, March 28, 2002, and May 22,
2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December
7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31,
2002 filed on May 14, 2002; and (e) our Form 10Q for the period ended June 30,
2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002.

B. Reports on Forms 8-K

We filed a Form 8-K on August 16, 2002 in connection with Item 9, Regulation FD
Disclosure, with an attached exhibit, Exhibit 99.1 - the Certification of Cheng
Wan Ming, our President and Chief Executive Officer, and of Wu Zeming, our Chief
Financial Officer and Principal Accounting Officer, in response to the new legislation that requires our Chief Executive Officer and Chief Financial
Officer to certify periodic reports that contain financial statements.

We filed a Form 8-K on October 15, 2002, in connection with Item 5, Other Events and Regulation FD Disclosure, in response to notification we received on
October 11, 2002, from the National Association of Securities Dealers that our common stock has been approved for quotation on the Over the Counter Bulletin
Board under the symbol "YIWA".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YI WAN GROUP, INC.

Date: November 14, 2002        By:/s/ Chang Wan Ming
                               Chang Wan Ming, President

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Chang Wan Ming, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Yi Wan Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Yi Wan Group, Inc. as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for Yi Wan Group, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Yi Wan Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Yi Wan Group, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Yi Wan Group, Inc.'s auditors and the audit committee of Yi Wan Group, Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Yi Wan Group, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Yi Wan Group, Inc.'s internal controls;
and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Chang Wan Ming
    Chang Wan Ming
President and Chief Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Wu Zeming, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Yi Wan Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Yi Wan Group, Inc. as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for Yi Wan Group, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Yi Wan Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Yi Wan Group, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Yi Wan Group, Inc.'s auditors and the audit committee of Yi Wan Group, Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Yi Wan Group, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Yi Wan Group, Inc.'s internal controls;
and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Wu Zeming
    Wu Zeming
Chief Financial Officer and Principal Accounting Officer

