Form 10-K
period 2002-12-31
YI WAN GROUP INC
filed 2003-04-16
CIK 1157667

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                               Annual Report Under
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2002

                        Commission file number 000-33119

                               YI WAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                                  33-0960062
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

        No. 189 Middle Min Zhu Road
         Jiaozuo, Henan, P.R. China                    86-391-262-3227
    (Address of principal executive offices)    (Registrant's telephone number,
                                                      including area code)

                             All communications to
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 E. Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

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

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-K. |_|

     The issuer's revenues for its most recent fiscal year were $13,901,421.

     As of December 31, 2002, there were 16,506,250 shares of our common stock issued and outstanding.

     We have incorporated by reference, our Form 10 Registration Statement.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                                     PART I

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........52
Item 6.     Selected Financial Data.........................................53
Item 7.     Management's Discussion and Analysis of

Item 9      Changes in and Disagreements on Accounting and Financial
               Disclosure...................................................83

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant..............84
Item 11.    Executive Compensation..........................................89
Item 12.    Security Ownership of Certain Beneficial Owners and Management..91

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements This annual report on Form 10-K contains forward looking statements. The words or phrases "would be," "will allow," "intends to,"
"will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this
Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

General

HOW WE ARE ORGANIZED
We were incorporated in Florida in May 1999. We are authorized to issue
50,000,000 shares of common stock, of which 16,506,250 shares of common stock are issued and outstanding. We are authorized to issue 20,000,000 shares of preferred stock, of which no shares are issued and outstanding.

We were incorporated to explore the feasibility of acquiring interests in several businesses located in China in which our president, Mr. Cheng Wan Ming, had an ownership interest. On January 1, 2000, we acquired controlling equity interests in three such China registered companies, which had ongoing business operations in the hotel, agriculture, and communications industries in China.
Since our inception, neither we, nor any of our three subsidiaries, have ever been subject to any bankruptcy, receivership or similar proceedings. Our former agriculture subsidiary and our hotel and communications subsidiaries are described below:

Jiaozuo Yi Wan Hotel Co., Ltd.
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

Jiaozuo Yi Wan Hotel Co., Ltd.
No.189. Middle Min Zhu Road
Jiaozuo, Henan - P.R. China 454150
Tel: 86-391-262-3227
Fax: 86-391-262-3767
Email: YIWAN@PUBLIC2.LYPTT.HA.CN

Quinyang Yi Wan Hotel Co., Ltd. On March 20, 2001, we entered into a joint venture agreement with the Qinyang Hotel. This agreement provides for the establishment of a Joint Venture Limited Liability Company, the Qinyang Yi
Wan Hotel Co., Ltd., which operates the Quinyang Yi Wan Hotel in Qing Yang
City, Henan Province, China. The joint venture agreement provides that the joint venture will provide up-scale lodging, food and beverage, entertainment and meeting and conference facility services. We entered into this joint venture agreement with Qinyang Hotel (OLD QINYANG), a third party to set up Qinyang Yi Wan Hotel Co., Ltd. According to the joint venture agreement, the registered capital of QINYANG is approximately
$2,413,389 (RMB(Y)20,000,000). YWG will contribute approximately $1,930,711
(RMB(Y)16,000,000) in exchange for an 80% equity interest in QINYANG. OLD
QINYANG will contribute approximately $361,906 (RMB(Y)3,000,000) in the form of a building and land use right and $120,672 (RMB(Y)1,000,000) in cash, in exchange for a 20% equity interest in Quinyang Yi Wan Hotel Co.
Ltd. The registered capital amount of $2,413,389 (RMB(Y)20,000,000) has been contributed by each joint venture partner. We have contributed our share of capital of $1,930,711 (RMB(Y)16,000,000) from funds generated by our Jiaozuo Yi Wan Hotel Division and proceeds generated from the sale of the assets of our agriculture subsidiary.

On June 3, 2002, the Jiaozuo Foreign Trade and Economy Cooperative Bureau issued a temporary license to Qinyang Yi Wan Hotel Co., Ltd; however, the official license will not be issued until the Jiaozuo Foreign Trade and Economy
Cooperative Bureau completes an audit of the capital contribution to verify whether the full capital requirement of $2,413,389 (RMB 20,000,000) has been met. Quinyang Yi Wan Hotel Co., Ltd or the Qinyang Hotel are located at:

Quinyang Yi Wan Hotel Co., Ltd./Qinyang Hotel
53 West Huai Fu Road Road
Qing Yang City
Henan Province, Cbina
Tel: 86-391-566-9000
Fax: 86-391-566-9006
Email: yiwan@public2.lyptt.ha.cn

Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.
Maying Village, Zhandian Town, Wuzhi County
Jiaozuo, Henan - P.R. China 454971
Tel:  86-391-759-1632
Fax: 86-391-759-1632
Email: YWCWM1@PUBLIC2.LYPTT.HA.CN

As described in more detail on page 8 of this Form 10K, our agriculture subsidiary ceased operations in December 2001. In December 2002, we sold our agriculture subsidiary to a third party.

Shun de Yi Wan Communication Equipment Plant Co. Ltd. On January 1, 2000,
we acquired 100% of the equity interest in Shun de Yi Wan Communication
Equipment Plant Company, Ltd., which in 1993 was originally established as a foreign investment joint venture in China. Our telecommunications subsidiary, manufactures exchange distribution frames equipment, and is located at:

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

Each of our subsidiaries is registered as independent Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the United States. The respective Articles of Association of our two Foreign Invested Enterprise hotels and agriculture subsidiaries provide for a 30 year term while our telecommunications company provides for a 15 year term. The term of our agreements and business licenses for our two joint venture hotel companies are
30 years. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors of those subsidiaries and approved by the original examination and approval authority in China. We control the board of directors for our joint venture hotel companies. In addition, we have the ability to select six of the seven board members for our hotel subsidiaries. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of
Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations, the termination of the joint venture, which require a unanimous vote.

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

Our subsidiaries operate as a separate division, as well as a separate business segment, as defined by generally accepted accounting principles. Detailed financial information concerning the revenues, income and assets of each of our business segments is provided in our financial statements and accompanying notes. Accordingly, we conveniently refer to the subsidiaries as:
o    hotel division or hotel company;
o    agriculture division or agriculture company; and
o    Telecommunications Division  or telecommunications company.

ORGANIZATIONAL HISTORIES OF OUR SUBSIDIARY COMPANIES

Prior to our acquisition of our hotel, former agriculture, and telecommunications companies, these companies were owned by:
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
o    90% ownership in our Jiaozuo Yi Wan hotel company;
o    until December 2002, a 90% ownership in our agriculture company; and
o    100% ownership in our telecommunications company.
O    80% ownership in our Qinyang Yi Wan Hotel company.

Jiaozuo Yi Wan Hotel Co., Ltd. Our Jiaozuo Yi Wan Hotel division was originally formed in December 1996, as a Foreign Invested Enterprise Joint Venture in the
Jiaozuo City region of Henan Province, China. Originally, Shun'ao Industry and
Commerce Company, a China based company, owned a 70% equity interest in the hotel company, and Marco Wan Da Construction, a company established under the laws of Macao, owned a 30% equity interest. All of the individual owners of the
China and Macao based companies are also our shareholders. In November 1999, the
China and Macao based companies agreed to transfer 90% of their total equity in the hotel company to us, with 60% being transferred by the China based company and 30% being transferred by the Macao based investor. The amended articles of association, the joint venture contract and the equity transfer agreement among the original joint venture parties and us provide that we assume the total capital contribution requirement of the foreign investor in the amount of RMB
7,500,000, approximately US $906,000, and a portion of the China based company's capital contribution requirement in the amount of RMB 15,000,000, approximately
US $1.8 million. In addition, the joint venture contract, the articles and the equity transfer agreement require that an additional investment of approximately
US $3 million be made into the hotel company above and beyond the joint venture's registered capital and that we pay our share of the total investment
(approximately US $2.7 million) within six months of the issuance of a new business license for the joint venture. These transfers were approved by the
Chinese approval authorities; thereafter, the equity split has been 10% for the
China based company, while we have a 90% interest. The original parties in the
Hotel joint venture made the required total investment and registered capital contributions to the joint venture. Accordingly, our obligations to contribute to registered capital and the total investment in the Hotel joint venture have been satisfied by our assumption of 90% of the equity interests of the original partners. Our obligations to the original parties under the equity transfer agreement, however, amount to RMB 22,500,000 or approximately US $2.7 million owed to the original partners to the Hotel joint venture for their transfer to us of 90% of the joint venture equity interests.

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

Qinyang Yi Wan Hotel Co., Ltd. On March 20, 2001 we entered into a joint venture agreement with Qinyang Hotel providing for the establishment of a Joint Venture
Limited Liability company, the Qinyang Yi Wan Hotel Co., Ltd., which operates the Quinyang Yi Wan Hotel in Qing Yang City, Henan Province, China. On June 3,
2002, the Jiaozuo Foreign Trade and Economy Cooperative Bureau issued a temporary license to Qinyang Yi Wan Hotel Co., Ltd; however, the official license will not be issued until the Qinyang Yi Wan Hotel Co., Ltd. meets the registered capital requirement of $2,413,389 (RMB 20,000,000). Although the full registered capital requirement of $2,413,389 (RMB 20,000,000) has already been made, a verification report on the capital contribution must be made by the
Jiaozuo Foreign Trade and Economy Bureau, which is not expected until approximately May 2003.

Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co. Our
former agriculture company was originally formed in April 1997, as a Foreign
Invested Enterprise Joint Venture, by Shun'ao Industry and Commerce Company, a
China based company, and Canadian Maple Leaf International Inc., a company established under the laws of Canada, in the Jiaozuo City region of Henan
Province, China. The China based company and the Canada based company originally received a 51% and 49% equity interest, respectively. In November 1999, both equity owners agreed to transfer 90% of the total equity of the agriculture company to us, with 41% and 49% transferred by the China based company and the
Canada based company, respectively. The amended articles of association, the joint venture contract and the equity transfer agreement among the original joint venture parties and us at the time provided that we assume the total capital contribution requirement of the Canada based company in the amount of
RMB 20,000,000, or approximately US $2.42 million, which was not paid by the
Canadian party to the Farm joint venture. In addition, the equity transfer agreement required us to pay to the China based company a portion of the contribution to registered capital made by that company in the amount of RMB
16,900,000, or approximately US $2 million. The equity transfer agreement requires that we pay our share of the registered capital (approximately US $2.4 million) within one year of the issuance of a new business license for the joint venture. The articles and the joint venture contract, which reflect the equity transfers, were approved by the appropriate Chinese approval authorities;
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

During approximately October 2001, as a result of highway construction, the farm operated by our then agriculture company, had lost it sources of natural water necessary to raise and grow the farm's products. The farm ceased its operations in December 2001. In December 2002, we completed the sale of the farms assets to a third party and recorded a loss of $1,323,359. This sale transaction was approved by the Jiaozuo Foreign Trade Economic Cooperative Bureau. In connection with the sale, the parties from which we originally purchased the agriculture company were paid in full and we received $522,339 in cash and a note receivable of $1,218,792. On December 26, 2002, the agriculture subsidiary ceased to exist as one of our subsidiaries.

Shun de Yi Wan Communications Equipment Plant Co., Ltd.
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

A new business license was issued for our telecommunications company on June 22,
2000. Until approximately June 21, 2001, we failed to make the required additional investment contribution to our telecommunications company. On June
22, 2001, in accordance with a unanimous written resolution of our
Telecommunications Company's board of directors, we received an extension to
June 22, 2002 to make this payment. On June 22, 2002, in accordance with a unanimous written resolution of our Telecommunications Company's Board of
Directors, we received another extension to June 22, 2003.

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

Products and Services
Our hotel has the following primary product and service offerings:
o    Lodging operations (including conference and meeting facilities);
o    Food and beverage operations; and
o    Entertainment operations.

The hotel also has an on-site travel agency, bank, business center, and sundries and gift store.

Lodging Operations. The hotel has a total of 158 guest-sleeping rooms on 22 floors consisting of 131 standard guestrooms and 27 suites. All guest rooms are equipped with either double or queen size beds, two telephones, remote controlled television, full mini-bar, work station, large closets, in-room climate control, sitting area and large working desk. Bathrooms include shower and tub, western style toilet, spacious vanity, and complimentary travel sundries. Suites include larger sitting and work areas, a second television, and turn-down service. Executive suites feature all of the above as well as large partitioned living room-style sitting area, two bathrooms, including one with a
Jacuzzi tub, fruit baskets, and two daily fresh flower arrangements.

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

o    17th Floor VIP Restaurant. We completed construction of a new restaurant in
February 2002 at which time it became operational. This restaurant is located at the 17th floor of the main building of the Jiaozuo Yi Wan Hotel and offers a city view to dining guests. This restaurant is a VIP dining facility with 5 private suites ranging in capacity from 10 to 16 people. Each suite contains separate sitting areas, large color television, stereo system, karaoke equipment, and a private bathroom. Its decor is traditional Chinese. The restaurant specializes in the creation and presentation of haute culture, gourmet cuisine that is fresh, and showcases the hotel's signature culinary style of blended Cantonese and Henan flavors, with special attention to artistic and theatrical presentation of each dish.

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

o    Night Club. The nightclub is designed in a Las Vegas club style format with a large floor show performance area and a moveable front stage. The facility has computerized light show capabilities as well as a sound system with special effects capabilities. The floor show viewing area seats 330 people through a combination of floor seating, private booth seating, and private balcony deluxe booth seating. The nightclub is located on the third floor of the main building and specializes in floor show entertainment as well as celebrity entertainment events, which change weekly. The club offers 19 private karaoke suites suitable for 4-10 people. Each suite includes a serving area, karaoke equipment, and private bathroom.

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

Suppliers The raw materials that our Yi Wan hotel division uses are many and varied and common to all hotel and entertainment facilities. A general sampling of these items and their sources are as follows:

------------------------------------------ -----------------------------------------------------
               Item                                     Source

------------------------------------------ -----------------------------------------------------

HOTEL DIVISION

Cigarette/beverage                         Dong Hui Wholesale Shop, Jiaozuo City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Seafood                                    Xingli Haiyang Seafood Shop, Zhengzhou City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Seafood                                    Jianwei Seafood Shop, Zhengzhou City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
General cooking ingredients                Guangdong Lawei Shop, Zhengzhou City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Gas                                        Jiaozuo Branch Office of Henan Province Petroleum
                                           Company. Jiaozuo city
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Wines/Beer                                 Henan Jinfeng Jiuhang Corporation Ltd.Zhengzhou city

------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Seafood                                    Haiyang Da Shi Jie Shop, Jiaozuo City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
General cooking ingredients                Yongsheng Ganxian Shop, Jiaozuo City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Seafood and cooking ingredients            Nu's Shell Fish Company, Henan Province. Jiaozuo
                                           city
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Wine/Beer                                  Jinshan Brewery, Henan Province. Zhengzhou city
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Cigarette/beverage                         Zhenhua Shop, Jiaozuo City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
General cooking ingredients                Maoyuan Gahuo Shop. Jiaouao city
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
General cooking ingredients                Jiaonan Market, Jiaozuo City
------------------------------------------ -----------------------------------------------------
------------------------------------------ -----------------------------------------------------
Seafood                                    Wuyang Seafood Wholesale, Zhengzhou City
------------------------------------------ -----------------------------------------------------

The above suppliers to materials to our hotel division are located within an approximately 200 mile radius of the hotel

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

Prior future growth plans pertaining to the Jiaozuo Yi Wan Hotel no longer being pursued from our inception until approximately June 2002, our Jiaozuo Yi Wan
Hotel Division was going to become involved in the following projects:
o    Athletic Club. Our hotel division was researching the construction within the existing space of the main building fifth floor, a full-service, state-of-the-art western-style athletic club, which would have included:
     o    Handball and racquetball courts
     o    Indoor lap pool, locker room facilities
     o    Aerobics room with shock resistant flooring
     o    Resistance weight training equipment
     o    Aerobic conditioning equipment
     o    Training center
     o    Lounge area
     o    Athletic pro-shop
     o    Cafe style juice bar

o    Penthouse Suite. Our hotel division was researching design options for constructing within the existing space of the 21st and 22nd floors of the main building a high quality Presidential Suite. The suite would have included:
     o    Indoor pool
     o    Atrium
     o    Meeting conference room
     o    Roof garden
     o    Living room and dining rooms suitable for reception style entertaining
     o    Deluxe kitchen
     o    Jacuzzi
     o    Wet and dry saunas
     o    Private secured access
     o    Private balcony
     o    Two guest rooms

o    Training Center.  Our hotel division was researching the feasibility of creating a hotel and restaurant management and operation training center.
     The program would have utilized the proven training techniques of the Yi
     Wan developed training systems.

In approximately June 2002, based on our research, we decided not to further pursue any plans to construct or operate an athletic club, penthouse suite, or establish a training center, and we have no current plans to do so. We decided that in light of the costs involved in these plans and the potential returns from such operations, or lack thereof, our future growth plans were better served by: (a) establishing and thereafter operating what is now our 17th Floor
VIP restaurant; and (b) pursuing the future plans detailed below under Potential
Future Growth and Operations.

Potential Future Growth and Operations

Our Jiaozuo Yi Wan Hotel is involved in a number or projects scheduled for completion within the next two years. These projects are in the development stage and are subject to further research, and accordingly, may never be completed. These include:

O    New Hotel Restaurant - We are in the process of constructing a new restaurant on the 16th floor of the Jiaozuo Yi Wan Hotel.  We intend to complete the construction of this restaurant and begin its operations by
     December 2003.  This restaurant will serve only traditional Chinese food.

o    Restaurant Expansion. Our Jiaozuo Hotel Division is researching the feasibility of opening one restaurant in Zhengzhuo City and one restaurant in Beijing. Our hotel division is researching, and has discussed with a number of interested parties, the terms of site specific management and ownership, including acquisition, franchise, partnership, and management agreement, regarding these possible restaurant openings. Both restaurants would bear the Yi Wan name and specialize in a unique blend of Guangdong and Henan style cuisine. Both restaurants would target up-scale, urban customers. We have not entered into any specific agreements regarding a restaurant opening and there are no assurances that we will be successful in securing any agreements relating to any such opening.

o    Lodging Expansion. Our hotel division is researching the feasibility of hotel expansion through franchising the Yi Wan name and our hotel-restaurant operating systems. The Jiaozuo Industrial Institute is working with hotel management to draft the initial franchise offering framework. The target market for franchise operations would be formerly government owned hotel properties in the northern central provinces.

o    Lodging Association. Our hotel division is researching the feasibility of joining an international hotel association such as "Leading Luxury Hotels of the World" or similar association to increase the recognition of our hotels and our business to other countries.

If we are successful in completing these projects and implementing them into our operations, we will be required to hire the following additional employees:

Restaurant Expansion:
5 managers
60 employees

Lodging Expansion:
3 managers
3 employees

Our Market
Our hotel is located in the metropolitan city of Jiaozuo, Henan province, and considers the city of Jiaozuo and all communities within a 30-mile radius to be its primary market. Information regarding this metropolitan area is contained in the Market Section relating to our Agricultural Division described above.

Our Jiaozuo hotel division has two primary target markets:
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

Examples of conferences which were held at our Jiaozuo Yi Wan Hotel are:

Meeting held by government agencies:

o        Software Development Group of the National Department of Taxation
         Conference, 300 people

o        Northern China Postal and Telecommunication Conference, 450 people

Meetings held by companies:

o        New Products News Conference by Henan Tire Corporation, 420 people

o        Jiaozuo Commercial Bank Board of Directors Meeting, 80 people

Product exhibit and sales meeting:

o        Guangdong Bu Bu Gao Company Products Promotion Conference, 200 people

o        Henan Province Bi He Tian Yuan Company Products Sales Meeting, 350
         people

Seminars:

o        Henan Jin Bo Electric Cable Factory Technological Research Conference,
         120 people

o        Health Organization of Jiaozuo City Research Conference, 90 people

Our Jiauzuo Yi Wan Hotel Division uses a variety of methods to reach its customers, including advertising and promotional events as described below.

Advertising. Our hotel division conducts extensive product promotional advertising in several venues:
o    Local television advertising
o    Airport and train station billboards
o    City promotional materials
o    Local print media
o    On-site point-of-purchase

Promotional Events. Promotional events are chiefly coordinated through our
Jiauzuo Yi Wan Hotel Division's sales department in conjunction with its entertainment and food and beverage operations. Primary on-going promotional events include city league bowling tournaments, corporate bowling tournaments, big name celebrity entertainment event ticket give-away, regional or national cuisine tasting, and other culinary events.

Charitable Giving and Sponsorship. Our Jiauzuo Yi Wan Hotel Division promotes its hotel by corporate sponsorship of charity events and donations to local philanthropic efforts.

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

Competition Relating to our Lodging Operations
Our Jiaozuo Yi Wan Hotel Division's two main competitors are the Jiaozuo Yueji
Hotel and Jiaozuo Shanyang Hotel. The Jiaozuo Yueji Hotel has 110 guest rooms and the Jiaozuo Shanang Hotel has 148 guest rooms. Both of these hotels are government owned and operated and have received a three-star rating. These hotels offer the following services and products:
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

Our Jiaozuo Yi Wan Hotel Division believes that it would take substantial effort for these competitions to match our lodging product.

Competition Relating to our Food and Beverage Operations
Our Jiaozuo Yi Wan Hotel Division offers what it considers to be a fresh and innovative fusion blend of Cantonese and Henan style cuisines. This style has become its culinary signature and all menus in each of the three food and beverage facilities reflect this central theme.

To support this strategy, this division has hired 12 chefs from Guangdong and 16 from Henan. Two chefs are designated solely for the production of dim sum, a Guangdong specialty.

To stimulate the generation of new menu items, this hotel division requires each chef to create one new menu item each month and to daily meet and greet a specific number of guests. This program is known as the Chef New Product
Development Program. Chefs are motivated to create new menu items through a bonus system and promotion options. To our knowledge, no other competitor has a similar program.

Our Jiaozuo Yi Wan Hotel Division places heavy emphasis on the purchase of natural raw ingredients and operates a special purchasing program to source these raw ingredients. This division owns the only industrial size fruit juicer machine in the primary area and is the only facility to offer a wide selection of fresh fruit juices.

Competition Relating to our Entertainment Operations Night Club. Our Jiaozuo Yi
Wan Hotel Division faces competition from the two- and three-star hotel nightclubs in our primary market, the Jiaozuo Yueji Hotel and Jiaozuo Hotel, respectively. Both of these competitors are physically smaller and configured in a social club format featuring a center dance area. Both of these competitors offer occasional live local entertainment. Neither of the competitors engages in wide promotion effort.

We believe that our hotel division has the ability to compete because the hotel has:
o    Higher quality lighting and special effects capabilities;
o    Higher quality sound system;
o    Distinctive atmosphere created through internal architectural detail and decoration;
o    Larger physical size;
o    Greater seating variations, including floor table, booth, and the deluxe balcony booth;
o    Unique floor show offering;
o    Greater variety entertainment (weekly changing floor show programs);
o    Unique "big name" celebrity entertainment events (no other entity in the province offers these events;and
o    Higher quality karaoke suites;

Trademarks, Licenses and Concessions
Our Jiaozuo Yi Wan Hotel Division has registered the Jiaozuo Yi Wan Hotel Co.,
Ltd. name and the Yi Wan hotel operations logo with the Ministry of
Administration and Trademarks. Our hotel division has a business license in
China, which currently expires in December 2027. The trademark is registered in perpetuity provided yearly fees are paid.

Our Jiaozuo Yi Wan Hotel Division is considered to be a foreign investment joint venture by the government in China and receives special income tax treatment from both the provisional (Jiaozuo City) and central government in China, which concessions were granted in 1997. Under the special tax treatment, the hotel company was exempt from central and provincial government income tax for the years ended December 31, 1997 and 1998, followed by a 50% reduction in the central and provincial government income tax for the next three years ended
December 31, 1999, 2000, and 2001. Because this status has expired, our hotel subsidiary will be subject to central government income tax at a rate of 30% and a 3% provincial government income tax.

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
Our hotel received its certification on January 1, 1997 which has been renewed every year up to and including January 2003. Our next annual inspection is scheduled for approximately January 2004.

Employees
As of December 31, 2002, our hotel division employed a total of 650 full-time employees, comprised of approximately 52 management personnel and 598 employees.

Qinyang Yi Wan HOTEL
Products and Services

Our Qinyang Yi Wan Hotel has the following primary product and service offerings:

o    lodging operations (including conference and meeting facilities);
o    Food and beverage operations; and
o    Entertainment operations.

Lodging Operations. The hotel has a total of 58 guest-sleeping rooms consisting of 54 standard guestrooms and 4 suites. All guest rooms are equipped with double or queen size beds, two telephones, remote controlled television, full mini-bar, work station, large closets, in-room climate control, sitting area and large working desk. Bathrooms include shower and tub, western style toilet, spacious vanity, and complimentary travel sundries. Suites include larger sitting and work areas, a second television, and turn-down service.

The Qinyang Yi Wan Hotel also has 2 conference rooms dedicated to meeting and conference space, including:

o    One small meeting rooms, 99.3 square foot, capable of seating up to 20 people, which has multi-functional seating configurations, climate control and private bathrooms.

o    One large, 391.8 square foot, meeting room capable of seating 300 people which is configured in an auditorium style with a sloping floor and large front presentation stage.

Food and Beverage Operations. The Quig Yang Hotel has four food and beverage facilities composed of two Chinese restaurants, a Muslim restaurant and lobby bar.

o    Main Floor Restaurant.  The main floor restaurant serves 150 people.  Its decor is considered traditional Chinese.

o    VIP Restaurant.  The second floor restaurant is a VIP dining facility with
     20 private suites and serves 50 people.

o    Muslim restaurant. The Muslim restaurant includes one large banquette room located on the main floor adjacent to the hotel lobby and serves 80 people and 9 VIP rooms located on the 2nd floor serving 100 people.

Entertainment Operations.  Our Quig Yang Hotel operates the following three entertainment facilities, which are open to the public:

o    Sauna-Health Center. The sauna-health center is located on the second floor of the main building. It offers beauty salon, acupuncture, and massage services, as well as self-guided health relaxation activities, such as soaking tubs, whirlpools, and saunas. The facility includes a beauty salon, waiting lounge, changing facilities, shower area, soaking pools, large
     Jacuzzis, wet and dry multi-person saunas, 33 private resting rooms, semi-private massage rooms, large quiet room, private massage suites and 9 executive suites consisting of private toilet and shower, sauna, Jacuzzi, massage area, and resting area. The sauna-health center has a total capacity of 250 people.

o    Karaoke Rooms. The hotel offers 16 private karaoke suites suitable for 4-10 people. Each suite includes a serving area, karaoke equipment, and private bathroom.

Suppliers

----------------------------------- ---------------------------------------------------------
                       Item                                  Source
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
Wine/Beer
                                    Jiaozuo City Fang Da Department Store, Jiaozuo city
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
Seafood                             Shanghai Lu Xi Seafood Trading Market. Shanghai city
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
Coal                                Wang Zhong Liang. Qinyang City
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
Seafood                             Liu San. Qinyang City
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
Seafood                             Qiu Feng. Qinyang City
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
Beverage                            Jiaozuo City Hua Hua Dairy Products. Jiaozuo City
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
General cooking ingredients         Song Bao Chang.  Qinyang City
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
General cooking ingredients         Shang Da Jun.  Qinyang City
----------------------------------- ---------------------------------------------------------
----------------------------------- ---------------------------------------------------------
Daily use lodging items             Ding Xiang Yang.  Qinyang City
----------------------------------- ---------------------------------------------------------

The above suppliers to materials to our hotel division are located within an approximately 200 mile radius of the hotel

Our Qinyang Yi Wan Hotel maintains a 10-day supply of common consumable goods, such as alcohol products, guest room sundries and similar products, which is considered standard industry practice. We believe that there are a number of alternative suppliers for all of these products.

Seasonal Variations

Our hotel division experiences minor seasonal variations in overall revenue;
however, because this hotel has only 59 room and has been fully occupied since it was open, it has not experienced any major seasonal variations. The hotel's
Food and Beverage Operations and Conference and Meeting revenues peak during the periods from March through July and October through December. These periods coincide with the times when many government organizations and companies hold their annual and biannual meetings and product shows.

Potential Future Growth
In order to satisfy the increasing demands for the rooms, restaurants, we plan to expand this hotel by adding 60 standard rooms and 11 suites to accommodate
210 guests. The rooms expansion will occupy 3.5acres. This expansion is contingent upon receiving financing of 15 million RMB (US$1.8 million); there are no assurances that we will be successful in obtaining such financing. If we are successful in this expansion, we will be required to hire 37 employees and 3 managers.

Market

Qinyang Yi Wan Hotel has two primary target markets:
o    Travelers
o    Local professionals.

Our "travelers" market includes individual business travelers, individual leisure travelers and group professional travelers. Our "local professionals"
market includes local individual business and government professionals, and groups of professionals. In Qinyang City, there are conferences involving various groups to exchange ideas and share study results, including marketing seminars and fairs and exhibitions from different industries, city-wide, province-wide and nationwide.

Examples of  conferences that have been held at the Qinyang Yi Wan Hotel are:

Meetings held by government agencies:

o        Conference by the Electricity Supply Bureau of Qinyang City, 220 people

o        Year 2002 Annual Meeting by Qinyang City Government, 180 people

Meeting held by companies:

o        Qinyang Yong Wei Group, Ltd. Products Assessment Meeting, 60 people

o        Year 2002 Annual Meeting by Qinyang Branch office of China Life
           Insurance Company, 330 people

Product exhibit and sales meeting:

o        Jiangxi Jisheng Pharmaceutical Products Exhibit Conference, 350 people

o        Amway Company Exhibit and Sales Meeting, 400 people

Seminars:

o        Qinyang City Hospital Research Conference, 80 people

o        Guangdong Shufeng Pharmaceutical Research Conference, 270 people

Our Qinyang Yi Wan Hotel uses a variety of methods to reach its customers, including advertising and promotional events as described below.

Advertising. Our Qinyang Yi Wan Hotel Division conducts extensive product promotional advertising in several venues:
o    Local television advertising
o    Airport and train station billboards
o    City promotional materials
o    Local print media
o    On-site point-of-purchase

Promotional Events. These promotional events are chiefly coordinated through our hotel division's sales department in conjunction with its entertainment and food and beverage operations. Primary on-going promotional events include celebrity entertainment event ticket give-aways, regional or national cuisine tasting, and other culinary events.

Charitable Giving and Sponsorship. Our hotel division promotes its hotel by corporate sponsorship of charity events and donations to local philanthropic efforts.

Competition

Competition Relating to our Lodging Operations
----------------------------------------------

Qinyang Yi Wan Hotel's two main competitors are the Qinyang Guesthouse and
Yinsha Hotel, both of which are located in Qinyang city. The Qinyang guest house is approximately two miles form the Quinyang Yi Wan Hotel, and the Yinsha Hotel is approximately 0.3 miles from the Qinyang Yi Wan Hotel. The Qinyang Guesthouse has 54 guest rooms and the Yinsha Hotel has 48 guest rooms. Both of these hotels are government owned and operated and have received a two-star rating.

These competitors engage in some advertising efforts and compete primarily fo price sensitive travelers, including budget business, leisure, and group travelers. We also believe that Qinyang Yi Wan Hotel Division has the ability to favorably compete against these hotels within its primary markets for the following reasons:

o    Higher quality guest room physical condition due to recent construction of the hotel, its guest rooms and parking structure in October 2001
o    Higher number of in-guest room amenities.
o    Higher quality peripheral hotel services, including restaurants, entertainment, and meeting rooms.

Competition Relating to our Food and Beverage Operations

The Qinyang Yi Wan Hotel offers what it considers to be a fresh and innovative fusion blend of Cantonese and Henan style cuisines. This style has become its culinary signature and all menus in each of the three food and beverage facilities reflect this central theme. To support this strategy, our Qinyang Yi
Wan Hotel has hired 9 chefs specializing in Guangdong cuisine and 13 chefs specializing in Henan cuisine. Two chefs are designated solely for the production of dim sum, a Guangdong specialty. To stimulate the generation of new menu items, our Qinyang Yi Wan Hotel requires each chef to create one new menu item each month and to daily meet and greet a specific number of guests. This program is known as the Chef New Product Development Program. Chefs are motivated to create new menu items through a bonus system and promotion options.
To our knowledge, no other competitor has a similar program.

Our Qinyang Yi Wan Hotel places heavy emphasis on the purchase of natural raw ingredients and operates a special purchasing program to source these raw ingredients. The Qinyang Yi Wan Hotel owns the only industrial size fruit juicer machine in the primary area of the hotel and is the only facility to offer a wide selection of fresh fruit juices.

Competition Relating to our Entertainment Operations
----------------------------------------------------

Night Club.
Our Qinyang Yi Wan Hotel Division faces competition from the two-star hotel nightclubs in our primary market, the Qinyang Guesthouse and Yinsha Hotel. Both competitors are physically smaller and configured in a social club format featuring a center dance area. Both offer occasional live local entertainment.
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
o    Higher quality karaoke suites

Trademarks, Licenses and Concessions
------------------------------------

Our Qinyang Yi Wan Hotel Division has registered the Qingyang Yi Wan Hotel Co.,
Ltd. with the Ministry of Administration and Trademarks. The trademark is registered in perpetuity provided yearly fees are paid.

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
Our hotel received its certification on October 2001 that has been renewed every year up to and including October 2002.

Employees
As of December 31, 2002, our Qinyang Yi Wan Hotel Division employed a total of
265 full-time employees, comprised of approximately 18 management personnel and
247 employees.

For accounting purposes, our Hotel Operations are divided into three operating segments:
o    Food and Beverage also known as restaurant operations;
o    Lodging; and
o    Entertainment.

Set forth below for each of the last three fiscal years is the percentage of total revenue from each such segment within our Hotel Divisions, which collectively, accounted for more than approximately 70% of our consolidated revenues during these fiscal years.

2000:
Food and Beverage Operations                                 47.66%
Lodging Operations                                           25.10%
Entertainment Operations                                     27.24%
Total of our consolidated revenues                      $7,794,439

2001:
Food and Beverage Operations                                  48.5%
Lodging Operations                                            25.5%
Entertainment Operations                                      26.0%
Total of our consolidated revenues                       $7,752,916

2002:
Food and Beverage Operations                                  52.3%
Lodging Operations                                            24.7%
Entertainment Operations                                      22.9%
Total of our consolidated revenues                       $9,890,845

Yi Wan Maple Leaf High Technology Agriculture Developing Ltd. Co.
History
From January 2000 until October 2001, Yi Wan Maple Leaf High Technology
Agriculture Developing Ltd. Co., our then agriculture division, raised and sold specialty aquatic products, such as perch, shrimp, crab, and soft-shelled turtles. In 1997, this agriculture company acquired a land use permit from the
Jiaozuo City government for three parcels of land comprising 231 acres located near the southeastern perimeter of Jiaozuo. In 1997 and the first quarter of
1998, our then technology agriculture company recruited technical staff and constructed farming facilities. In 1998, the agriculture company entered into several research and development and training agreements with Henan Agricultural
College, Zhanjiang Sea Products College, and the Shenzhen Sea Products
Institute. In 1997, the agriculture company began limited cultivation of a wide variety of seasonal land-based vegetable crops.

Within our agriculture division, the following products accounted for the following percentage of revenues from 1999 to 2001:

                                   1999         2000      2001      2002

Crab                                37%          29%      21%      0%
Shrimp                              31%          33%      28%      0%
Perch                               15%          15%      16%       0%
Soft-shell turtle                    9%          13%      35%       0%
Vegetables                           8%          10%       0        0%

Discontinued Operations/Sale of Farm Assets
During 2001, as a result of highway construction, the farm had lost its source of natural water necessary to raise and grow the farm's products. The farm has ceased its operations during December 2001 and in December 2002 the farm operations were disposed of by selling our agriculture subsidiary to a third party.

Number of Employees
Because we have discontinued our Farm operations in December 2001 and sold the
Farm assets in December 2002, none of our employees are employed what previously was our agriculture subsidiary. Until we discontinued our Farm operations in
December 2001, we had 20 full-time employees employed by our agriculture subsidiary. Those employees consisted of 5 managers and 15 employees.

Shun Di Yi Wan Communication Equipment Plant Co. Ltd.
The business of Shun de Yi Wan Communication Equipment Plant Company, our
Telecommunications Division , focuses on:
o    Designing and manufacturing telephone network switching component parts for use in telephone main distribution frames; and

o    Manufacturing and selling assembled telephone main distribution frames.

A telephone main distribution frame connects a company's or an individual's internal telephone system to the telephone company's external lines.

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

Suppliers
Our primary suppliers of materials which are used to manufacture our telecommunications equipment are located within an approximately 1300 mile radius. Seventy to eighty similar supplier companies are located in the same area as the above suppliers. Consequently, we do not believe that our telephone communications manufacturing company would have any difficulty in locating alternative suppliers. Our telecommunications parts suppliers are:

------------------------------------------------------- -----------------------------------------------------

Suppliers
Yi Wan Telecommunication

Discharging Tube                                        JiangSu ZhangJiaGang Electrical Equipment
                                                        Manufacture, Inc. Zhang Jia Gran city
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
PTC Heat Sensitive Resistor                             ShangHai ShunAn Communication Protector, Ltd.
                                                        Shanghai City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Reed, Connecter, cable                                  FoShan No 6 Wireless Communication Manufacture,
                                                        Inc.Fo Shan City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Circuit board                                           ZhongShan DongFeng TongFa Electrical Equipment
                                                        Co.Zhong Shan  City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Anti-fire ABS, plastic                                  SanShui JinHu Industrial Plastics
                                                        Manufacture.SanShui city
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Silvering, Tinning                                      ShunDe GuiZhou YuanXinLong DianDu Ltd. ShunDe City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Zinc white cpper                                        ShangHai Copper Manufacture Sales Department.
                                                        Shanghai city
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Electronic components capacitor, Nylon belt             GuangZhou SaiBo Electronic Ltd. Guanzhou city
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Cold board, Tri-angle Iron, Flat iron                   ShunDe LeCong Steel Trading Ltd. No 30 Sales
                                                        Department. ShunDe City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Easy Fusibility annulus                                 GuangZhou Non-Ferrouse Matal Research and
                                                        Development Institution. Guanzhou City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Brass board, Bronze                                     NanHai LianXing JinHua Hardware Manufacture. Nan
                                                        Hai City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Paint spray                                             Zhongshan KeDe Paint Manufacture. Zhongshan City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Cylindric plug                                          ShunDe YongChang Hardware Manufacture. ShunDe City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Slide                                                   Foshan LanShi Electrical Equipment Co. Foshan City
------------------------------------------------------- -----------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
Timber                                                  ShunDe LunJiao JieLong Furniture Manufacture.
                                                        ShunDe City
------------------------------------------------------- -----------------------------------------------------

Market
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

Product Research and Development
From January 1999 to December 2001, we conducted research and development in to the proposed products summarized below. During 2002, our Telecommunications
Division tested tested these products internally. This testing has continued
during 2003 and will continue for the remainder of 2003 and possibly thereafter.
Presently, we cannot determine how long the testing of these proposed products will continue. To date, we have not decided whether we will bring any of these products to market

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

Our Telecommunications Division  spent the following funds for research and development purposes:
1999 - 104,391 RMB or approximately U.S. $12,600

2000 - 61,398 RMB or approximately U.S. $7,400

2001 - 80,000 RMB or approximately U.S. $9,638

2002 - 0 RMB or U.S. $0.

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

Number of Employees
As of December 31, 2002 we had approximately 137 full-time employees, consisting of 18 managers and 118 employees.

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

Environmental Compliance
Our Hotel and Telecommunications Division's are subject to the
People's Republic of China's national Environmental Protection Law, which was enacted on December 26, 1989, as well as a number of other national and local laws and regulations regulating air, water, and noise pollution and setting pollutant discharge standards. Violation of such laws and regulations could result in warnings, fines, orders to cease operations, and even criminal penalties, depending on the circumstances of such violation. We believe that all manufacturing and other operations of our three operating divisions are in compliance with all applicable environmental laws, including those laws relating to air, water, and noise pollution.

Bureaucratic Review and Approvals and Applicable Laws in China Affecting Our
Subsidiaries:
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

Item 2. Properties

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

OUR HOTEL FACILITIES
Our Jiaozuo Yi Wan Hotel Division has a Hotel Land Use Certificate, which consists of 2.42 acres and has a term of 40 years expiring in January 2037. The land identified in this Certificate is owned by our joint venture partner Shunao
Industry & Commerce Company, Ltd. and is located in Jiaozuo City. The use purpose of the land as stated in the Certificate is "commerce"; accordingly the
Certificate enables us to operate hotel, entertainment, food and beverage, and conference facilities. We have paid the government in China a one-time fee of
13,000,000 RMB, approximately US $1,570,000, for this land use permit.

Our Jiaozuo Yi Wan hotel facilities are located in Jiaozuo City, Henan province at No. 189, Middle Min Zhu Road. They include:
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
o    1 travel agency
o    1 sundries and gift store
o    1 beauty salon (four stations)
o    full facility smoke detectors and water sprinklers

Our Qinyang Yi Wan Hotel Division has a Hotel Land Use Certificate, which consists of 2 acres and has a term of 30 years expiring in January 2031. The use purpose of the land as stated in the Certificate is "commerce"; accordingly the
Certificate enables us to operate hotel, entertainment, food and beverage, and conference facilities. The Land Used Certificated was obtained from its 20%
joint venture partner as a capital contribution in the amount of approximately
$316,000.

Our Qinyang Yi Wan hotel facilities are located in Qinyang City at No. 53. West
Huai Fu Road Qinyang City, Henan Province, China. They include:

o        1 main building
o        54 standard guest  rooms
o        5 guest suites

o        1 (one)  200 bed employee dormitory

o        1 Chinese restaurant (150 person capacity) with 20 VIP rooms (200 person capacity).

o        1 Muslim restaurant (80 person capacity) with 9 VIP rooms (100 person capacity).

o        1 sauna-health club (250 person capacity)

o        16 KTV rooms (150 person capacity)

o        1 small meeting room (20 person capacity)

o        1 large conference room (300 person capacity)

o        1 business center

o        1 travel agency

o        sundries and gift store

o        1 beauty salon (four stations)

o        full facility smoke detectors and water sprinklers

OUR TELECOMMUNICATIONS DIVISION'S FACILITIES
Our Telecommunication Division has a Land Use Certificate, which consists of
676 acres of land and a building occupying 10,515.21 square feet of land, with a permitted building size of 32,024 square feet. This Land Use Certificate has a term of 50 years expiring in February 2045. The land identified in this
Certificate is owned by Cen Minhong, one of our shareholders, and is located in
Daliang Town, Shunde City. The permitted use of the land as stated in the
Certificate is "manufacturing"; accordingly the Certificate enables us to operate our manufacturing facility. The Communications Land Use Certificate was originally purchased by Cen Minhong, one of the initial partners of our telecommunications company who granted the company the right to use the land for a period of 50 years, beginning in March 1995. The original owner has assigned the land use right to our Telecommunications Division  for no additional consideration for the remaining years. The original cost of the land use right was RMB 2,300,000, or approximately US $280,000.

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

OUR AGRICULTURE DIVISION'S FACILITIES

Until December 2002, our agriculture division had a Land Use Certificate, which consisted of three land parcels. The first two parcels consisted of 213 acres, with 29,052 square feet being set aside for buildings. The third parcel consisted of 24.7 acres, with 5,486 square feet being set aside for buildings.
This Land Use Certificate had a term of 50 years, and was due to expire in
September 2046. The land for these parcels as identified in this Certificate was owned by our joint venture subsidiary, Jiaozuo Yi Wan Hotel, Ltd., and was located in Maying Village, Zhandian Town, Wuzhi County. The permitted use of the land as stated in the Certificate is "agriculture"; accordingly the Certificate enabled us to conduct our agriculture operations. Our then operating agriculture division paid 28,000,000 RMB, approximately US $3,382,000, to the government to purchase its land use permit for 50 years.

The land was allocated in the following way:
o    12.4 acres crab production
o    8.3 acres soft shell turtle production
o    12.4 acres fish production
o    39.6 acres shrimp production
o    27.2 acres vegetable production
o    131.2 acres idle land

Our then agriculture division's facilities included:
o    3 production areas
o    74 production pools consisting of:
o    40 pools--shrimp
o    10 pools--crab
o    10 pools--turtle
o    8 pools--fish
o    4 pools--fish incubation
o    2 pools--turtle incubation
o    2 research and management buildings
o    1 warehouse and storage facility
o    1 company dormitory, 30 beds

In accordance with the sale of the farm, the land use certificate and rights attendant to that certificate, were transferred to the third party buyer and we have no further property rights in the farm land.

Item 3. Legal Proceedings

We are not a party to or aware of any pending or threatened legal lawsuits or other legal actions against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
Our common stock become quoted on the OTC Bulletin Board on September 10, 2002.
Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board. Our common stock is quoted under the symbol
YIWA. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      2002                    Low               High
Fourth Quarter                $0.00            $0.00
Third Quarter                 $0.00            $0.00

No regular trading market exists for our common stock and there is no assurance that a regular trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resales.
Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Holders
As of December 31, 2002, there were 16,506,250 shares of common stock outstanding, which were held of record by 63 stockholders.

Options, Warrants
There are no outstanding options or warrants to purchase, or securities convertible into, our common equity.

Holders of Record
As of December 31, 2001, there were 63 holders of record.

Dividend Policy

Since our inception, we have not declared or paid any dividends on our common stock, nor do we have any intentions of declaring such a dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

Issuance of Securities
We have had no unregistered securities issuances during our fiscal year 2002.

Item 6  Selected Financial Data

SELECTED FINANCIAL DATA

The following discussion and analysis should be read in conjunction with the
Consolidated Financial Statements contained elsewhere in this prospectus. They present the results of operations from January 1, 1997 through December 31,
2002.

I.      OVERVIEW
As of December 31, 2002 We have three operating units each producing different products and services:
o    Our two hotel divisions provide up-scale lodging, food and beverage, entertainment, and conference and meeting facility services.
o    Our Telecommunications Division  produces digital and analog telephone network main distribution frames and their component parts.
o    .

All of our operating units are located in the People's Republic of China.

YI WAN GROUP. INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS

                                      Combined            Combined         Consolidated       Consolidated       Consolidated
                                    December 31,       December 31,       December 31,        December 31,       December 31,
                                        1998                1999               2000               2001               2002
                                   ----------------    ---------------    ---------------    ---------------    ---------------
                                         USD                USD                USD                USD                USD
                                   ----------------    ---------------    ---------------    ---------------    ---------------

Net Sales                          14,087,805          14,385,693         14,070,568         12,122,239             13,901,421

Cost of Sales                      5,024,242           5,040,628          5,416,003          4,421,636               5,134,589

Gross profit                       9,063,563           9,345,065          8,654,565          7,700,603               8,766,832

Operating Expenses                 3,684,813           4,038,854          4,068,658          4,043,937               5,087,303

Income From Operations             5,378,750           5,306,211          4,585,907          3,656,666               3,679,529

Other Income (Expense)             (52,597)            (9,364)            57,592             18,560                     28,432

Net Income                         5,108,433           4,675,587          3,361,253          2,530,779               1,086,438

Earnings per share                 0.32                          0.30               0.21               0.16               0.14

BALANCE SHEET
                                   December 31,        December 31,       December 31,       December 31,       December 31,
                                        1998                1999               2000               2001               2002
                                   ----------------    ---------------    ---------------    ---------------    ---------------
                                         USD                USD                USD                USD                USD
                                   ----------------    ---------------    ---------------    ---------------    ---------------

ASSETS

Total Current Assets               3,882,488           5,144,585          5,838,988          5,608,102               6,938,058

Other Assets                       26,060,098          25,114,407         23,713,156         22,412,040             21,244,171

Total Assets                       29,942,586          30,258,992         29,552,144         28,020,142             28,182,229

LIABILITES & STOCKHOLDER'S EQUITY

Current Liabilities:

Accounts Payable & Accrued

Liabilities                        5,514,033           3,429,983          3,567,913          3,453,778               3,795,717
Note Payable -Current

Portion                                                -

Payable to Stockholders/other      2,616,121           4,066,546          10,114,002         5,950,739               4,847,082

Total Current Liabilities          8,130,154           7,496,529          13,681,915         9,404,517               8,642,799

Long Term Liabilities:

Note Payable - Net of
Current Portion

Total Liabilities                  8,130,154           7,496,529          13,681,915         9,404,517               8,746,981

Total Stockholder's Equity         21,812,432          22,762,463         14,609,796         17,151,131             17,730,938

Total Liabilities and

Stockholder Equity                 29,942,586          30,258,992         29,552,144         28,020,142             28,182,229

II.     RESULTS OF OPERATIONS

Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operation

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital
Resources"; and (e) whether worldwide economic conditions and/or the Iraq war or any other armed conflict will affect the tourist industry in China and thereby affect revenues of our hotels. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

General

RESULTS OF OPERATIONS

As of December 31, 2002, we had $1,980,836 of retained earnings. As of
December 31, 2002, we had cash of $2,135,154 and reported total shareholders' equity of $18,003,894. For this same period of time, we had revenues of $13,901,421 and general, administrative and sales expenses of
$5,087,303.

Consolidated results

1) SALES. Consolidated sales increased by $1,779,182, or approximately 14.7%, from $12,122,239 for the year ended December 31, 2001 to $13,901,421 for the year ended December 31, 2002. The 14.7% increase was a result of a new hotel operation and a new restaurant added to our existing hotel in 2002, and increased sales promotions to attract additional customers.

2) COST OF GOODS SOLD. Consolidated cost of goods sold increased by $712,953, from $4,421,636 for the year ended December 31, 2001 to $5,134,589 for the year ended December 31, 2002. Cost of goods sold as a percentage of sales increased to 36.9% for the year ended December 31, 2002, from 36.5% for the year ended
December 31, 2001. The increase was a result of the increase in the cost of materials and increased operating costs.

(3) GROSS PROFIT. Consolidated gross profit increased by $1,066,229, from
$7,700,603 for the year ended December 31, 2001 to $8,766,832 for the year ended
December 31, 2002. Gross profit as a percentage of sales decreased to 63.06% for the year ended December 31, 2002 from 63.52% for the year ended December 31,
2001. This decrease in gross profit as a percentage of sales was the result of the increase in the cost of materials and increased operating costs.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $1,043,366, from $4,043,937 for the year ended December 31, 2001 to
$5,087,303 for the year ended December 31, 2002. The selling and administrative expenses as a percentage of sales increased to 36.6% for the year ended December
31, 2002 from 33.4% for the year ended December 31, 2001.The increase in selling and administrative expenses was due to the increased costs paid to performers, entertainers and consultants in our hotel operation.

(5) NET INCOME. Consolidated net income decreased $1,279,712, or approximately
20.0%, from $2,551,143 for the year ended December 31, 2001 to $1,271,431 for the year ended December 31, 2002. The decrease was mainly due to loss on disposal of operation of $1.3 million.

Segmented results

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Sales increased by $2,137,930, or approximately 27.6%, from $7,752,915 for the year ended December 31, 2001 to $9,890,845 for the year ended December 31, 2002. The increase was a result of a new hotel operation and a new restaurant added to our existing hotel in 2002, and increased sales promotions to attract additional customers.

     Telecommunication operations: Sales decreased by $358,748, or approximately
8.2%, from $4,369,324 for the year ended December 31, 2001 to $4,010,576 for the year ended December 31, 2002. The decrease was a result of lower sale prices and sale discount promotions to meet the market competition.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Cost of goods sold increased by $964,810, from $2,111,853 for the year ended December 31, 2001 to $3,076,663 for the year ended December
31, 2002.Cost of goods sold as a percentage of sales increased to 31.1% for the year ended December 31, 2002 from 27.2% for the year ended December 31, 2001.
The increased cost of goods sold as a percentage of sales is attributable to the increase in the cost of materials and increased operating costs.

     Telecommunication operations: Cost of goods sold decreased by $251,857, from $2,309,783 for the year ended December 31, 2001 to $2,057,926 for the year ended December 31, 2002. Cost of goods sold as a percentage of sales decreased to 51.3% for the year ended December 31, 2002 from 52.9% for the year ended,
2001. The decrease was a result of better management in purchasing of raw materials for production and better control of our expenses.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Gross profit increased by $1,173,120, from $5,641,062 for the year ended December 31, 2001 to $6,814,182 for the year ended December 31,
2002. As a percentage of sales, gross profit decreased from 72.76% for the year ended December 31, 2001 to 68.89% for the year ended December 31, 2002. The decrease in gross profit as a percentage of sales resulted from increased cost of materials and operating costs.

     Telecommunication operations: Gross profit decreased by $106,891, from
$2,059,541 for the year ended December 31, 2001 to $1,952,650 for the year ended December 31, 2002. As a percentage of sales, gross profit increased from 47.1% for the year ended December 31, 2001 to 48.7% for the year ended December 31, 2002. The increase in gross profit as a percentage of sales was the result of better management of purchasing materials for production and better control of expenses.

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Selling and administrative expenses increased by
$1,093,120, from $3,126,606 for the year ended December 31, 2001 to $4,219,726 for the year ended December 31, 2002. Selling and administrative expenses as a percentage of sales increased to 42.66% for the year ended December 31, 2002 from 40.3% for the year ended December 31, 2001. This increase was a result of increases in: (a) costs paid to performers and entertainers; (b) consulting expenses; (c) sales taxes; and (d) and wages expenses.

     Telecommunication operations: Selling and administrative expenses increased by $49,754, from $912,331 for the year ended December 31, 2001 to $862,577 for the year ended December 31, 2002. Selling and administrative expenses as a percentage of sales increased to 21.5% for the year ended December 31, 2002 from
20.9% for the year ended December 31, 2001. The increase in selling and administrative expenses as a percentage of sales was a result of increased business expenses.

(5) NET INCOME.  An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel operations: Net income decreased by $395,750, from $2,108,244, or
27.19% of sales, for the year ended December 31, 2001 to $1,712,494, or 17.31%
of sales, for the year ended December 31, 2002. The decrease was a combined result of an increase in cost of goods sold and increase in selling expense.

     Telecommunications operations: Net income increased by $10,984, from
$771,578, or 17.66% of sales, for the year ended December 31, 2001 to $782,562, or 19.51% of sales, for the year ended December 31, 2002. The increase was a result of better management in purchase and in inventory control.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, net cash provided by operating activities was
$5,604,234, net cash used in investing activities was $3,830,682, and net cash used in financing activities was $945,690.

As of December 31, 2001, net cash provided by operating activities was
$3,747,504, net cash used in investing activities was $140,237, and net cash used in financing activities was $4,182,696.

Net cash provided by operating activities increased by $1,856,730 to $5,604,234 for the year ended December 31, 2002, representing a decrease of approximately
50%. The increase in cash flow from operating activities reflects sales from our new hotel operation and a new restaurant added to our existing hotel in 2002.

Net cash used in investing activities increased by $3,690,445 to $3,830,682 for the year ended December 31, 2002, representing a 260% increase, compared to
$140,237 net cash used for the same period of 2001. The increase was due to a higher level in the purchasing of improvements and equipment for the new hotel.

Net cash used in financing activities decreased by $3,237,306 to $945,390 for the year ended December 31, 2002, representing a 77.4% decrease, compared to
$4,182,696 for the same period of 2001. The decrease was primarily due to the decrease in distributions being paid to the owners of the previous joint ventures of our subsidiaries.

Going forward, our primary requirements for cash consist of: (1) the continued
implementation of our hotel and Telecommunications Division s' existing business model in China; (2) general overhead expenses for personnel to support these business model activities; (3) continued promotional activities pertaining to our attempt to increase hotel related revenues; 4) the development costs of our hotel operations in China; (5) the payment of cash contributions to the joint ventures under the joint venture agreements; and (6) payments due to the former equity owners of our subsidiaries. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2003 fiscal year.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for each operating unit was generated by contributions of initial shareholders (Hotel operations:
$11,960,000, Telecommunication operations: $1,580,000, Farm operations:
$2,410,000). No bank loans were obtained for this purpose. The cash contributions required to be made by June 2002 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $9,936,210 due to our former joint venture partners will be funded from the profits generated from the operations of our subsidiaries and, if necessary, equity financing; however, there are no assurances that we will be successful in obtaining equity financing. Management, however, extended the June 2002 payment date to June 2003 for capital contributions. We intend to fund the capital improvements to be made to the hotel from positive cash flow generated from hotel operations.

MANAGEMENT ASSUMPTIONS.

Management anticipates, based on internal forecasts and assumptions relating to our operations that existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to it, or at all.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. These companies buy and sell products in China using Chinese Renminbi as the functional currency. Based on
China government regulation, all foreign currencies under the category of current accounts are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.  We have no investments in market risk sensitive instruments.

Item 8  Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Yi Wan Group, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Yi Wan Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and other comprehensive income, shareholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Yi Wan
Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.

February 19, 2003
Walnut, California

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2002 AND 2001

                             YI WAN GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31, 2002 AND 2001

                                     ASSETS
                                            2002          2001
                                          -----------    ---------
CURRENT ASSETS:
    Cash                                  $ 2,135,154  $ 1,306,992
    Accounts receivable, net of
      allowance for doubtful accounts
      of $6,455 and $6,950 at
      December 31, 2002 and 2001,
      respectively                          1,284,655      943,687
    Due from related parties                1,686,504    2,584,104
    Note receivable                         1,217,579        -
    Inventories                               568,051      565,539
    Assets of discontinued operations           1,289      186,409
    Prepaid expenses                           44,826       21,371
                                           ----------   ----------
       Total current assets                 6,938,058    5,608,102
                                           ----------   ----------

BUILDINGS, EQUIPMENT AND AUTOMOBILES,
      net                                  19,131,044   17,119,872
                                           ----------   ----------

OTHER ASSETS:
    Intangible asset, net                   1,635,958    1,372,681
    Deferred tax asset                        182,044       97,432
    Assets of discontinued operations
      non-current                                   -    3,477,601
    Other non-current assets                  295,125      344,454
                                           ----------   ----------
       Total other assets                   2,113,127    5,292,168
          Total assets                    $28,182,229  $28,020,142
                                          ===========  ============

                      LIABILITES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                       $370,101     $310,409
    Accounts payable - related party         87,417       10,788
    Accrued liabilities                     763,309      663,001
    Wage and benefits payable               265,580      291,077
    Sales tax payable                       875,510      863,671
    Income taxes payable                  1,279,595    1,059,695
    Due to shareholders                      88,800       88,804
    Due to prior owners of joint
      ventures                             4,932,273    5,773,130
    Notes payable                             83,107       13,649
    Liabilities of discontinued
      operations                               1,289      330,294
                                         ----------   ----------
       Total current liabilities           8,746,981    9,404,518
                                         ----------   ----------

 MINORITY INTEREST                         1,704,310    1,464,493
                                         ----------   ----------

SHAREHOLDERS' EQUITY:
    Common stock, no par value,
      authorized 50,000,000 shares,
      16,506,250 shares issued and
      outstanding                            10,078        5,078
    Paid-in-capital                       5,109,656    5,104,105
    Statutory reserves                   10,832,731    9,113,617
    Retained earnings                     1,707,878    2,945,701
    Accumulated other comprehensive
      income                                 70,595      (17,370)
                                         ----------   ----------
       Total shareholders' equity        17,730,938   17,151,131
                                         ----------   ----------

          Total liabilities and
            shareholders' equity        $28,182,229  $28,020,142
                                        ===========  =============
                                        0.00           0.00

                       YI WAN GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                             2002                     2001
                                         ------------           ---------------
NET SALES                                $ 13,901,421            $ 12,122,239

COST OF SALES                               5,134,589               4,421,636
                                         ------------           ---------------

GROSS PROFIT                                8,766,832               7,700,603

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                5,087,303               4,043,937
                                         ------------           ---------------

INCOME FROM OPERATIONS                      3,679,529               3,656,666
                                         ------------           ---------------

OTHER INCOME (EXPENSE) :
    Interest income                            16,716                  26,017
    Other income (expense)                     11,716                  (7,457)
                                         ------------           ---------------
         Total other income (expense)          28,432                  18,560
                                         ------------           ---------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                   3,707,961               3,675,226

PROVISION FOR INCOME TAXES                  1,217,905                 800,404
                                         ------------           ---------------

INCOME BEFORE MINORITY INTEREST             2,490,056               2,874,822

MINORITY INTEREST                            (165,446)               (216,022)
                                         ------------           ---------------

NET INCOME FROM CONTINUING OPERATIONS       2,324,610               2,658,800

DISCONTINUED OPERATIONS:
    Income (loss) from operations of
     discontinued operations (net of
      applicable income taxes of $0)        119,745                 (119,619)
    Loss on disposal of operations
      (net of applicable income taxes
         of $0)                           (1,596,317)                   -
    Minority Interest                        150,435                  11,962
                                         ------------           ---------------
             Loss from discontinued
               operations                 (1,326,137)               (107,657)
                                         ------------           ---------------

NET INCOME                                   998,473               2,551,143

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation
      adjustment                              87,965                 (20,364)
                                         ------------           ---------------

COMPREHENSIVE INCOME                      $1,086,438             $ 2,530,779
                                         ============           ===============

EARNINGS (LOSS) PER SHARE -
      BASIC AND DILUTED:
       From continuing operations            0.14                      0.16
       From discontinued operations         (0.08)                    (0.01)
                                         ------------           ---------------

       Earnings per share - basic and
         diluted                          $ 0.06                   $  0.15
                                         ============           ===============

WEIGHTED AVERAGE NUMBER OF SHARES         16,258,990              16,123,373
                                         ============           ===============

                       YI WAN GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                                                             Accumulated
                                        Number     Common    Paid-in   Statutory   Retained    other
                                                                                            comprehensive
                                      of shares    stock     capital   reserves    earnings     income         Totals
                                      ----------  --------- ---------  ---------  ---------  ------------    ---------
BALANCE, January 1, 2001             16,006,250  $  78 $    5,098,549 $7,833,412 $1,674,763 $  2,994  $     14,609,796
   Net income                                                                     2,551,143                  2,551,143
   Issuance of common stock             250,000   5,000                                                          5,000
   Additions to paid in capital                                 5,556                                            5,556
   Adjustment to statutory reserves                                    1,280,205 (1,280,205)                         -
   Foreign currency translation
         adjustments                                                                          (20,364)        (20,364)
                                      ----------  --------  ---------  ---------  ---------  ------------    ---------
BALANCE, December 31, 2001           16,256,250   5,078     5,104,105  9,113,617  2,945,701   (17,370)      17,151,131
                                     ===========  ========  ========== ========== ==========  =========    ===========
   Net income                                                                       998,473                    998,473
   Issuance of common stock             250,000   5,000                                                          5,000
   Additions to paid in capital                                 5,551                                            5,551
   Distribution of statutory
    reserves                                                            (517,182)                            (517,182)
   Adjustment to statutory reserves                                    2,236,296  (2,236,296)                     -
   Foreign currency translation
         adjustments                                                                           87,965           87,965
                                     ----------  --------- ---------  ---------  ---------  ------------    ---------
BALANCE, December 31, 2002           16,506,250  $10,078   $5,109,656 $10,832,731 $1,707,878  $70,595 $     17,730,938
                                     ==========  ========  ========== =========== ==========  =========    ===========

                           YI WAN GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                                                 2002               2001
                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $     998,473    $     2,551,143
         Loss from discontinued operations                                    1,326,137            107,657
                                                                           ------------         ------------
           Income from continuing operations                                  2,324,610          2,658,800
    Adjustments to reconcile net income to cash
       provided by operating activities:
         Minority interest                                                       87,149            216,022
         Depreciation                                                         1,503,788          1,269,831
         Amortization                                                            52,445             40,670
         Land use right                                                           5,551              5,556
         Deferred tax assets                                                    (84,612)           (27,547)
         Non-cash stock issuance for consulting and legal fees                    5,000              5,000
         Translation adjustment                                                  87,965            (20,364)
         (Increase) decrease in accounts receivable                            (340,968)            30,606
         Decrease (increase) in due from related parties                        897,600           (804,149)
         (Increase) decrease in inventories                                      (2,512)            55,097
         Increase in prepaid expenses                                           (23,455)           (21,371)
         Increase in note receivable                                         (1,217,579)                 -
         Decrease in due from officers and employees                             49,329             45,570
         Increase in accounts payable                                            59,692             68,359
         Increase (decrease) in accounts payable - related party                 76,629                (11)
         Increase (decrease) in accrued liabilities                             100,308            (19,515)
         (Decrease) increase in wages and benefits payable                      (25,497)            21,146
         Increase in sales tax payable                                           11,839              5,141
         Increase (decrease) in income taxes payable                            219,900            (60,657)
         Decrease in due to shareholders                                             (4)               (92)
    Cash provided by discontinued operations                                  1,643,065            279,412
                                                                           ------------         ------------
           Net cash provided by operating activities                          5,430,243          3,747,504
                                                                           ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of land use right                                                 (315,722)              -
    Purchase of buildings, equipment and automobiles                         (3,514,960)          (140,237)
                                                                           ------------         ------------
           Net cash used in investing activities                             (3,830,682)          (140,237)
                                                                           ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to prior owners of joint ventures                       (840,857)        (4,163,080)
    Borrowings (principal payments) on notes payable                             69,458            (19,616)
                                                                           ------------         ------------
           Net cash used in financing activities                               (771,399)        (4,182,696)
                                                                           ------------         ------------
INCREASE (DECREASE) IN CASH                                                     828,162           (575,429)

CASH, beginning of year                                                       1,306,992          1,882,421
                                                                           ------------         ------------
CASH, end of year                                                             2,135,154          1,306,992
                                                                           ==============       =============

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

                                                                 Percentage
              Subsidiary                                         Ownership
---------------------------------------------------------     -----------------
Shun De Yi Wan Communication Equipment                              100%
  Plant Co., Ltd. (TELECOMMUNICATIONS)
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                              90
Yi Wan Maple Leaf High Technology                                    90
  Agriculture Developing Ltd. Co. (FARM)
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)                             80

Yi Wan Group, Inc. was incorporated under the laws of the State of Florida in the United States in May 1999. Yi Wan Group, Inc. is authorized to issue
50,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock. The Company's TELECOMMUNICATIONS, HOTEL, FARM and QINYANG
subsidiaries are incorporated under the laws of the People's Republic of China
(PRC).

The Company's subsidiaries are classified as Foreign Invested Enterprises (FIE)
in the PRC and are subject to the FIE laws of the PRC. The HOTEL, FARM and
QINYANG are Foreign Invested Enterprise Joint Ventures, known as FIEJV or sino-foreign joint venture, and TELECOMMUNICATIONS is a Wholly Foreign Owned
Enterprise company or WFOE. All four of these companies are Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the
United States. The respective Articles of Association for these FIE subsidiaries provide a 30-year term for the HOTEL, FARM and QINYANG companies and 15 years for the TELECOMMUNICATIONS.

Basis of presentation

The financial statements represent the activities of Yi Wan Group, Inc. and its subsidiaries. The consolidated financial statements of YWG include its subsidiaries HOTEL, FARM, TELECOMMUNICATIONS and QINYANG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Note 1 - Summary of significant accounting policies, (continued)

Revenue recognition

The HOTEL's and QINYANG's revenues are recognized when the rooms are occupied or when the guests utilize the hotel's services.

The FARM recognizes its revenue when the farm products are delivered to its customers.

The TELECOMMUNICATIONS recognizes its revenue when the risk of loss for the product sold passes to the customers, which is when goods are installed at the customers' premises and testing of the product is completed and accepted by the customers.

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

The FARM provides training to local farmers with its advanced technology and managerial system in farming and is located in Zhan Dian City, Wu Zhi County, He
Nan Province, in the People's Republic of China. The FARM's income sources include income from the sales of seafood raised and produced in constructed ponds. The Farm is a sino-foreign joint venture established under the laws of the People's Republic of China on December 4, 1996. The expiration date of the joint venture as stated in the joint venture agreement and business license is
August 5, 2028. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. The board of directors is controlled by YWG, with YWG electing six of the seven board members. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations the termination of the joint venture, which require a unanimous vote. The FARM has discontinued its operations as of December 31, 2002.

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

The QINYANG is a four star rated hotel located in Qin Yang City, He Nan
Province, People's Republic of China. The QINYANG's income sources include income from rooms, restaurants and sauna. The QINYANG is a sino-foreign joint venture established under the laws of the People's Republic of China on June 12,
2002. The expiration date of the joint venture is June 11, 2032. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. The board of directors is controlled by YWG, with YWG electing four of the five board members. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the
Articles of Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations the termination of the joint venture, which require a unanimous vote.

Buildings, equipment and automobiles

Buildings, equipment, and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $1,503,788 and $1,269,831, respectively. Estimated useful lives of the assets are as follows:

                                                  Estimated Useful Life
                                                  ---------------------
Buildings and improvements                             20 years
Machinery and equipment                                10 years
Computer, office equipment and furniture                5 years
Automobiles                                             5 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2002, the Company expects these assets to be fully recoverable.

Note 1 - Summary of significant accounting policies, (continued)

Buildings, equipment and automobiles, (continued)

Buildings, equipment and automobiles consist of the following at December 31:

                                             2002                 2001
                                     -------------------   ------------------
Buildings and improvements           $   21,363,578        $  18,563,021
Furniture and equipment                   5,779,747            5,126,109
Automobiles                                 219,264              219,274
Construction in progress                     77,912               17,137
                                     -------------------   ------------------
Totals                                   27,440,501           23,925,541
                                     -------------------   ------------------
Less accumulated depreciation             8,309,457            6,805,669
                                     -------------------   ------------------
    Buildings, equipment and
        automobiles, net             $   19,131,044        $  17,119,872
                                     ===================   ==================

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Recently issued accounting pronouncements

In September 2000, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 140 (FAS 140), "Accounting for
the Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities," which replaces Statement No. 125 (FAS 125) (of the same title).
FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. FAS 140 will impact the Company's accounting for any securitization transactions it may enter into the future.
However, there was no material impact at adoption on the Company's financial statements.

During June of 2001, the FASB issued Statement of Financial Accounting Standards
No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141
requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, provides specific guidance on how to identify the accounting acquirer in a business combination, provides specific criteria for recognizing intangible assets apart from goodwill and requires additional financial statement disclosures regarding business combinations. There is no material impact on the Company's financial statements.

Note 1 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)

FAS 142 addresses the accounting for goodwill and other intangible assets after their initial recognition. FAS 142 changes the accounting for goodwill and other intangible assets by replacing periodic amortization of the asset with an annual test of impairment of goodwill at either the reporting segment level or one level below, providing for similar accounting treatment for intangible assets deemed to have an indefinite life. Assets with finite lives will be amortized over their useful lives. FAS 142 also provides for additional financial statement disclosures about goodwill and intangible assets. The Company has adopted FAS 142 during the year ended December 31, 2002 and the adoption did not have an impact on the Company's present financial condition or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No.
143, "Accounting for Asset Retirement Obligations" (FAS 143). Asset retirement obligations result from the acquisition, construction, development, or normal operation of long-lived assets. Examples of obligations that would be subject to the guidance in this section include decommissioning of nuclear power plants that have been radioactively contaminated, capping and closing a landfill, and removal of offshore oil drilling rigs and platforms. FAS 143 changes how the recorded amount of liabilities associated with asset retirements are computed.
FAS 143 also requires additional disclosure regarding asset retirement obligations. This statement is effective for fiscal years beginning after June
15, 2002. The adoption of this statement will not have a significant impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).
FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. This statement is effective for fiscal years beginning after December
15, 2001. The Company has adopted FAS 144 during the year ended December 31,
2002 and the adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards No.
145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No.
13 and Technical Corrections." (FAS 145). This statement rescinds SFAS No. 4,
"Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy
Sinking-Fund Requirements." This statement also rescinds SFAS No. 44,
"Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS
No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company expects that the adoption of this statement will not have a material affect on its consolidated financial statements.

Note 1 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)

In June 2002, the FASB issued Statement of Financial Accounting Standards No.
146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal
Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by
Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for
Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)." FAS No. 146 replaces
EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will comply with this pronouncement beginning in 2003. The adoption of this statement is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and does not expect the impact of the fair market value requirement to have a material impact on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards
No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure".
The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15,
2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. The Company will comply with this pronouncement beginning in
2003.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2002 and 2001 amounted to $2,135,154 and
$1,306,992, respectively of which no deposits are covered by insurance. YWG has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at December 31:
                                          2002                       2001
                                  ------------------         -----------------
Hotel inventories                 $      211,453             $     216,940
Telecommunications inventories           356,598                   348,599
                                  ------------------         -----------------
    Total inventories             $      568,051             $     565,539
                                  ==================         =================

Note 1 - Summary of significant accounting policies, (continued)

Inventories, (continued)

The HOTEL inventories consist of food products, alcohol, beverages and supplies.

The TELECOMMUNICATIONS inventories consist of the following at December 31:

                                       2002                      2001
                                 -------------------       --------------------
Raw materials                    $     97,301              $     92,686
Work in process                       142,249                   113,926
Finished goods                        117,048                   141,987
                                 -------------------       --------------------
    Total inventories            $    356,598              $    348,599
                                 ===================       ====================
Intangible assets

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a
"land use right" (the Right) to use the land. The HOTEL has purchased the Right to use the land for 40 years from the government for a fee in the amount of
$1,570,000. The HOTEL's Right (Land Use Certificate) is registered under the name of one of the joint venture partners, Shunde Shunao Industry & Commerce
Company, Ltd. The HOTEL is in the process of applying for the name change of the
Right, which has not been finalized as of the date of this report.

QINYANG has obtained its land use rights from its 20% joint venture partner as a capital contribution in the amount of approximately $228,000 and purchased the other Right for the amount of approximately $88,000. The Rights to use the land are for 30 years.

The Rights for both hotels have been classified as an intangible asset on the accompanying financial statements and are being amortized using the straight-line method over the life of the Rights. Amortization expense for the years ended December 31, 2002 and 2001 amounted to $52,445 and $40,670, respectively.

In March 1995, one of the shareholders of YWG purchased the land use right for
50 years where the TELECOMMUNICATIONS' operating facilities are located. Neither the title nor the Right has been transferred to TELECOMMUNICATIONS, nor is
TELECOMMUNICATIONS being charged for using the land. However, the owner has assigned the Right to TELECOMMUNICATIONS for the remaining years. The original cost of the land use right amounted to $277,800 and is being recognized as an expense annually and as a capital contribution. The Right is being amortized over 50 years and the expense for the years ended December 31, 2002 and 2001 amounted to $5,551 and $5,556, respectively.

Note 1 - Summary of significant accounting policies, (continued)

Income taxes

YWG has adopted Statement of Financial Accounting Standards No. 109, "Accounting
for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The deferred tax asset of $182,044 and $97,432 as at
December 31, 2002 and 2001 represents taxes on expenses deducted for financial statements purposes and not for tax purposes.

The HOTEL is considered as a foreign investment joint venture by the government and receives special income tax treatment. The HOTEL is subject to central government income tax at a rate of 30% and a 3% provincial government income tax. The HOTEL is exempt from central and provincial government income tax for a period of two years (years ended December 31, 1997 and 1998); followed by a 50%
reduction in the central and provincial government income tax for a period of three years (years ended December 31, 1999, 2000 and 2001). Starting from 2002, the HOTEL is being taxed at full tax rates (30% for central government income tax and 3% for provincial government).

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
Starting from 2002, the FARM is being taxed at full tax rates (30% for central government income tax and 3% for provincial government).

The TELECOMMUNICATIONS and QINYANG are subject to a central government income tax at a rate of 30% and 3% provincial government income tax.

The provision for income taxes at December 31 consisted of the following:

                                          2002                   2001
                                     ----------------     -----------------
Provision for China Income Tax       $   1,184,112        $     752,794
Provision for China Local Tax              118,410               75,252
Deferred taxes                             (84,617)             (27,642)
                                     ----------------     -----------------
 Total provision for income taxes    $   1,217,905        $     800,404
                                     ================     =================

Certain revenues of the HOTEL, FARM and TELECOMMUNICATIONS
operations are subject to sales and cultural taxes ranging from 3% to 10%. This tax is shown as a reduction of sales.

Note 1 - Summary of significant accounting policies, (continued)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                            2002                   2001
                                         -----------           -------------
U.S. Statutory rates                        34%                  34%
Foreign income not recognized in U.S.      (34)                    (34)
China Income taxes                          33                      22
                                         -----------           -------------
      Effective tax rate                    33%                  22%
                                         ===========           =============

Earnings per share

YWG adopted Statement of Financial Accounting Standards No. 128, "Earnings Per
Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share
(EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and
Diluted EPS at December 31, 2002 and 2001.

Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

Note 2 - Notes payable

Notes payable represents amounts due to construction contractors. They are due on demand, normally within one year. Notes payable at December 31, consisted of the following:
                                            2002               2001
                                        ----------          -----------
Notes payable to various
     vendors, unsecured, due
     on demand, no interes              $  83,107           $   13,649
                                        ==========          ============

Note 3 - Supplemental disclosure of cash flow
information

Income taxes paid amounted to $1,098,607 and $970,155 for the years ended
December 31, 2002 and 2001, respectively. No interest expense payments were made for the years ended December 31, 2002 and 2001.

Note 4 - Accounts receivable and credit risk

YWG's business operations are conducted mainly in the People's Republic of
China. During the normal course of business, YWG extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end.

Note 5 - Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, as amended, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information for certain assets and liabilities for which it is practicable to estimate that value. The Company's financial instruments include cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables.

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. .

Note 6 - Due from related parties

YWG pays for various expenses, supplies, inventories and other goods on behalf of a related party, whose shareholders are also the shareholders of YWG. Amounts due from this related party at December 31, 2002 and 2001 amounted to $1,686,504 and $1,015,325, respectively.

A member of the Board of Directors has been advanced money for investment opportunities on behalf of the HOTEL. Amounts due from this person at December
31, 2001 amounted to $1,568,779. The balance was paid in full during the year ended December 31, 2002.

All amounts due from related parties are non-interest bearing and have no fixed repayment terms.

Note 7 - Pension contribution

Regulations in the People's Republic of China require YWG to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salary at retirement. The HOTEL and TELECOMMUNICATIONS pay an annual contribution of 33%
and 20%, respectively, of the city's standard salary of their employees to an insurance company, which is responsible for the entire pension obligation payable to the retired employees. There were no contributions for the QINYANG and the FARM's employees due to their non-permanent status. For the years ended
December 31, 2002 and 2001, YWG made pension contributions in the amount of
$51,875 and $48,862, respectively.

Note 8 - Note receivable

At December 31, 2002, the note receivable of $1,096,888 represents the remaining balance due from the sale of FARM assets. The note receivable is non-interest bearing and is due in two installments during 2003.

Note 9 - Other non-current assets

Other non-current assets represents cash advances to officers and employees for cash based business transactions incurred for the payment of operating expenses and purchases from various vendors.

Note 10 - Distribution of income, statutory reserves and restricted retained earnings

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

As further discussed in Note 13, the Company has discontinued its FARM operations during 2002 and has sold all the FARM assets. Upon the dissolution of the FARM operations, statutory reserves of $517,182 was distributed to employees according to Chinese regulations, with the remaining balances distributed to the joint venture partners.

Consolidated statutory reserves at December 31, 2002 and 2001 amounted to
$9,113,617 and $10,832,731, respectively. No other dividends or distributions were declared to the owners for the years ended December 31, 2002 and 2001.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions from these amounts can be returned to their owners. There are no restricted retained earnings on the accompanying balance sheets at December 31, 2002 and 2001.

Note 11 - Due to prior owners of joint ventures

Shun'ao and Marco, were the partners in the original joint ventures from which
YWG acquired its equity interests in the three FIE Chinese subsidiaries. At
December 31, 2002 and 2001, Shun'ao and Marco were owed the following amounts for their respective equity interests and for the return of additional investments in the old joint ventures. All amounts due to prior owners of joint ventures are non-interest bearing and have no fixed repayment terms.

                                               2002              2001
                                         --------------    ----------------
Payment due for acquistion of HOTEL:
       Payable to Shun'ao               $   1,811,529      $   1,811,529
       Payable to Marco                       905,764            905,764
                                         --------------    -----------------
                                            2,717,293          2,717,293
                                         --------------    -----------------
Payment due to Shun'ao for
   acquisition of FARM                      2,040,989          2,040,989
                                         --------------    -----------------
Return of investment by HOTEL:
       Payable to Shun'ao                      -                710,394
       Payable to Marco                        -                304,454
                                         --------------    -----------------
                                               -              1,014,848
                                         --------------    -----------------
Payment due to Shun'ao for return of
   investment                                 173,991
                                         --------------    -----------------
       Totals                           $   4,932,273      $  5,773,130
                                         ==============    =================

Note 12 - QINYANG operations

In 2001, YWG entered into a joint venture agreement with Qinyang Hotel (OLD
QINYANG), a third party to set up Qinyang Yi Wan Hotel Co., Ltd. According to the joint venture agreement, the registered capital of QINYANG is approximately
$2,413,389 (RMB(Y)20,000,000). YWG will contribute approximately $1,930,711
(RMB(Y)16,000,000) in exchange for an 80% equity interest in QINYANG. OLD
QINYANG will contribute approximately $361,906 (RMB(Y)3,000,000) in the form of building and land use right and $120,672 (RMB(Y)1,000,000) in cash in exchange for a 20% equity interest of QINYANG. The registered capital amount of
$2,413,389 (RMB(Y)20,000,000) has been contributed by each joint venture partner. YWG has contributed it share of capital of $1,930,711
(RMB(Y)16,000,000) from funds generated by its HOTEL division and proceeds generated from the sale of the assets of the FARM.

In the People's Republic of China a business entity can not legally operate until they are issued a business license. QINYANG obtained a temporary business license on June 3, 2002. Prior to June 2, 2002, QINYANG had generated minimal revenues and expenses and the Company did not consider this activity material to the consolidated financial statements at December 31, 2001. QINYANG's entire net operating results of $(124,162) from inception (2001) to June 02, 2002 have been included in the consolidated financial statements for the year ending December
31, 2002. Details are as follows:

Net loss for the period ended December 31, 2001              $  (191,739)
Net income for the period from January 1, 2002
      to June 2, 2002                                             67,577
                                                          -----------------
Net loss through June 2, 2002                                $  (124,162)
                                                          =================

As a percentage of YWG's consolidated net
      income from continuing operations for the year
      ended December 31, 2002                                     (5%)
                                                          =================

Note 13 - Discontinued operations

During 2001, as a result of highway construction, the FARM had lost its source of natural water necessary to raise and grow the FARM's products. The FARM had ceased its operations during December 2001. In November 2002, the FARM's Board of Directors approved management's plan to dispose of all of the FARM's assets.
In December 2002, the Company consummated the sale of the FARM's assets to a third party and recorded a net loss of $1,596,317. In connection with the sale, the Company received $522,327 in cash and a note receivable of $1,217,579. The proceeds from this sale will be used to satisfy YWG's capital contribution for the QINYANG joint venture.

This sale was accounted for as a disposal group under SFAS No. 144. Accordingly, amounts in the financial statements and related amounts for all periods presented have been reclassified to reflect SFAS No. 144 treatment.

Note 13 - Discontinued operations, (continued)

Operating results of the discontinued operations are as follows:

                                     2002                       2001
                              ---------------------      ---------------------
External revenue              $        -                   $    944,723
                              =====================      =====================
Intercompany revenue                   -                         75,115
                              =====================      =====================

Income (loss) from
   discontinued operations         119,745                    (119,617)
   before income taxes                 -                          -
                              ---------------------      ---------------------
    Income (loss) from
      discontinued operations      119,745                   (119,617)
Loss on disposal of
  discontinued operations,
  net of income taxes of $0     (1,596,317)                       -
Minority interest                  150,435                     11,962
                              ---------------------      ---------------------
Total loss from discontinued
  operations                   $(1,326,137)               $  (107,655)
                              =====================      =====================

Loss per share from
  discontinued operations      $    (0.08)                $   (0.01)
                              =====================      =====================
Balance sheets of the discontinued operations as of December 31 are as follows:

                                     2002                       2001
                              ---------------------      ---------------------
Cash                          $     1,289                $     84,121
Accounts receivable                   -                       100,889
Due from related parties              -                       396,237
Other current assets                  -                         1,399
                              ---------------------      ---------------------
   Total current assets             1,289                     582,646
                              ---------------------      ---------------------

Building, equipment and
  automobiles, net                    -                       624,249
Intangible assets, net                -                     2,838,408
Other non current asset               -                         1,623
Deferred taxes                        -                        13,321
                              ---------------------      ---------------------
       Total other assets             -                     3,477,601
                              ---------------------      ---------------------
            Total assets      $     1,289                $  4,060,247
                              =====================      =====================

Current liabilities                 1,289                     330,294
Shareholders' equity                  -                     3,729,953
                              ---------------------      ---------------------
    Total liabilities and
     shareholders' equity     $     1,289                $  4,060,247
                              =====================      =====================

Note 14 - Segment information

As discussed in Note 13, during the fourth quarter of 2002, the Company sold its
FARM business. Accordingly, the Company realigned its business into the following four reportable operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. As a result of the changes discussed above, historical amounts previously reported have been restated to conform to the Company's current operating segment presentation. The following table presents revenues and other financial information by business segment for the year ended December 31:

                         Restaurant     Lodging      Entertain     Subtotals     Telecommu    Inter-        Totals
                                                      -ment                      nications    segment
2002                                                                                         elimination
                        ------------  -----------  -------------  -----------   ----------- -----------   ------------
Net sales               $ 5,175,531   $ 2,447,761  $ 2,267,553    $ 9,890,845   $ 4,010,576 $    -         $13,901,421
Cost of sales             2,688,609       177,702      210,352      3,076,663     2,057,926      -           5,134,589
                        ------------  -----------  -------------  -----------   ----------- -----------    -----------
Gross profit              2,486,922     2,270,059    2,057,201      6,814,182     1,952,650      -           8,766,832
Operating expenses          748,617       382,728      449,132      1,580,477       861,390                  2,441,867
Depreciation and
    amortization                                                    1,379,759         1,187                  1,380,946
Unallocated expenses                                                1,259,490                                1,259,490
Corporate expenses                                                                                               5,000
                        ------------  -----------  -------------  -----------   ----------- -----------   ------------
Income from operations  $ 1,738,305   $ 1,887,331  $ 1,608,069      2,594,456     1,090,073       -          3,679,529
                        ============  ===========  =============
Interest income                                                        10,156        6,561                     16,717
Other income (expense)                                                (35,968)      47,684                     11,716
Provision for income tax                                             (856,150)    (361,756)                (1,217,906)
                                                                  ------------- ----------- -----------   ------------
Income before minority
     interest                                                     $ 1,712,494   $  782,562  $    -        $ 2,490,056
                                                                  ============= =========== ===========   ============

Total assets                                                      $ 22,900,326  $ 6,433,060 $(2,370,025)  $ 26,963,361
                                                                  ============= =========== ===========   ============
Assets held by parent company                                                                                1,217,579
Assets of discontinued operations                                                                                1,289
                                                                                                          ------------
Total assets - consolidated financial statements                                                          $ 28,182,229
                                                                                                          ============

Note 14 - Segment information, (continued)

                         Restaurant     Lodging      Entertain     Subtotals     Telecommu    Inter-        Totals
                                                      -ment                      nications    segment
                                                                                            elimination
                        ------------  -----------  -------------  -----------   ----------- -----------   ------------
2001
Net sales               $ 3,770,925   $ 1,963,345  $ 2,018,645    $ 7,752,915  $ 4,369,324  $    -         $12,122,239
Cost of sales             1,832,804       123,327      155,722      2,111,853    2,309,783       -           4,421,636
                        ------------  -----------  -------------  -----------   ----------- -----------    -----------
Gross profit              1,938,121     1,840,018    1,862,923      5,641,062     2,059,541      -           7,700,603
Operating expenses          436,983       295,734      248,636        981,353       890,504                  1,871,857
Depreciation and
    amortization                                                    1,141,579        21,827                  1,163,406
Unallocated expenses                                                1,003,674                                1,003,674
Corporate expenses                                                                                               5,000
                        ------------  -----------  -------------  -----------   ----------- -----------   ------------
Income from operations  $ 1,501,138   $ 1,544,284  $ 1,614,287      2,514,456     1,147,210       -          3,656,666
                        ============  ===========  =============
Interest income                                                        17,835        8,182                     26,017
Other income (expense)                                                 (7,433)        (24)                     (7,457)
Provision for income tax                                             (416,614)    (383,790)                  (800,404)
                                                                  ------------- ----------- -----------   ------------
Income before minority
     interest                                                     $ 2,108,244   $  771,578  $    -         $ 2,874,822
                                                                  ============= =========== ===========   ============

Total assets                                                     $ 20,072,689   $5,791,885  $(1,508,442)  $ 24,356,132
                                                                  ============= =========== ===========      3,664,010
                                                                                                          ------------
Total assets - consolidated financial statements                                                          $ 28,020,142
                                                                                                          ============

Item 9. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10  Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of Yi Wan Group's executive officers and directors as of
March 31,2003, are as follows:

----------------- -------- --------------------------------- ------------------ -----------------------
        Name        Age                Position                 Held Since         Current term
                                                                                      To expire
----------------- -------- --------------------------------- ------------------ -----------------------
Cheng Wan Ming      42     Chairman of Board and President       May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------
You Yingliu         62       Director and Vice-president         May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------
Luo Guanying        57       Director and Vice-president         May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------
Liang Xiaogen       56                 Director                  May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------
Wu Zeming           51         Chief Financial Officer           May 1999           March 2005
                              Chief Accounting Officer
                                       Director
----------------- -------- --------------------------------- ------------------ -----------------------
Cheng Manli         40                 Director                  May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------
Cen Minhong         41                 Director                  May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------
Cheng Wanqing       34                 Director                  May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------
Cheng Deqiang       70                 Director                  May 1999           March 2005
----------------- -------- --------------------------------- ------------------ -----------------------

The names and ages of our telecommunications company's executive officers and directors as of March 31,2003, are as follows:

----------------- -------- --------------------------------- --------------------- -----------------------
        Name        Age                Position                   Held Since           Current term
                                                                                        to expire
----------------- -------- --------------------------------- --------------------- -----------------------
Cheng Wan Ming      42       Chairman of Board and President    September 1993         March 2006
----------------- -------- --------------------------------- --------------------- -----------------------
Wu Zeming           51           Vice-Chairman of Board         September 1993         March 2006
----------------- -------- --------------------------------- --------------------- -----------------------
You Yingliu         62                 Director                 September 1993         March 2006
----------------- -------- --------------------------------- --------------------- -----------------------
Luo Guanying        57                 Director                 September 1993         March 2006
----------------- -------- --------------------------------- --------------------- -----------------------
He Lei              36                 Director                   April 2000           March 2006
----------------- -------- --------------------------------- --------------------- -----------------------

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of Qinyang Yi Wan Hotel's executive officers and directors as of March 31,2003, are as follows:

------------------ -------- ------------------------------ --------------------- -----------------------
        Name         Age               Position                Held Since            Current term
                                                                                       to expire
------------------ -------- ------------------------------ --------------------- -----------------------
Cheng Wan Ming       42           Chairman of Board           March 2001              March 2004
------------------ -------- ------------------------------ --------------------- -----------------------
Guo Ruxing           41         Vice-Chairman of Board        March 2001              March 2004
------------------ -------- ------------------------------ --------------------- -----------------------
Yang Jianying        46       Director and General Manager    March 2003              March 2006
------------------ -------- ------------------------------ --------------------- -----------------------
Liu Hua              39                Director               March 2001              March 2004
------------------ -------- ------------------------------ --------------------- -----------------------
Chen Hong            38                Director               March 2001              March 2004
------------------ -------- ------------------------------ --------------------- -----------------------

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

Mr. Wu Zeming has been our Chief Financial Officer and Chief Accounting Officer
anda member of our Board of Directors since May 1999. He served as the Chairman of the Board of Directors and Vice President of our telecommunications company from September 1993 until April 2000. Since May 2000, Mr. Zeming has been the
Vice-Chairman of our telecommunications company. Since December 1996, Mr. Zeming has been a Director of our hotel company. Mr. Zeming has also served as a
Director of our agriculture company from January 1997 to present. Mr. Zeming has also been the Chairman of the Board of Directors of Wan Da Construction Inc., of
Macao, since June 1991. Mr. Zeming is the husband of Ms. Cheng Manli.

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

-------------------------- -------------------------------------------- ------------------------------------------
Summary Compensation Chart Annual Compensation                          Long Term Compensation
-------------------------- -------------------------------------------- ------------------------------------------
Name & Position     Year   Salary (US$)*            Bonus ($) Other ($) Restricted Options ($) L/Tip ($) All Other
                                                                        Stock
                                                                        Awards
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------
Cheng Wan Ming,     2002   11,595                        0         0          0          0         0         0
Chairman/President         (Hotel Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------
                           3,333                         0         0          0          0         0         0
                           (Agriculture Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------
                           0                             0         0          0          0         0         0
                           (Communication Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- ---------

*Cheng Wan Ming's salary he received from our Hotel and Agriculture Divisions reflects payment by these Divisions.

Our officers and directors, including Cheng Wan Ming, did not receive any monetary or security compensation from us during 2002. The only compensation that our officers and directors received during 2001 was from our hotel and agriculture subsidiaries, as reflected above.

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

Term of Employment Agreements.
All of the above individuals have employment agreements with the entity or entities for which they work. The term of all employment agreements listed in the tables above is until March, 2004. Salaries are renegotiated each year.

Our agriculture, telecommunications, and hotel subsidiaries each have employment agreements with our President, Mr. Cheng Wan Ming. The employment agreement with the agriculture subsidiary provides that Mr. Cheng Wan Ming serve as its president from December 2001 to December 2002. The employment agreement with the telecommunications subsidiary provides that Mr. Cheng Wan Ming serve as its
President from September 1999 to September 2002. The employment agreement with the Jiaozuo Yi Wan hotel subsidiary provides that Mr. Cheng Wan Ming serve as its President from December 1999 to December 2002. Each employment agreement provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the respective corporation and that Mr.
Cheng Wan Ming will be eligible for bonus payments according to the provisions of the respective corporation's performance and bonus program. The employment agreement with the Qinyang Yi Wan hotel subsidiary provides that Mr. Cheng Wan
Ming serve as its President from March, 2001 to March, 2004. Each employment agreement provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the respective corporation and that Mr. Cheng Wan Ming will be eligible for bonus payments according to the provisions of the respective corporation's performance and bonus program.

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

Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder
           Matters

The following table sets forth the ownership of our Common Stock as of the date of this Form 10K/A by:
     o    Each shareholder known by us to own beneficially more than 5% of our common stock;
     o    Each executive officer;
     o    Each director or nominee to become a director; and
     o    all directors and executive officers as a group.

No one other than our officers or directors hold in excess of 5% of our issued shares. The following table sets forth certain information regarding security ownership of our management as of December 31, 2002:

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
------------------------------- ---------------------------- ----------------------------- -----------------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
16,506,250 shares of common stock outstanding as of December 31, 2002.

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

Item 13. Certain Relationships and Related Transactions

In 2001, and 2002 our Telecommunications Division purchased materials, supplies, and paid for operating expenses in the amount of $1,686,504, and $1,015,325 on behalf of Shun'ao Industry and Commerce Company, partner in our agriculture and hotel divisions. Our Telecommunications Division  verbally agreed to pay for these expenses at its discretion and there are no fixed repayment terms. There is no commitment to fund current or future operating
Shun'ao Industry and Commerce Company's expenses.

Our president has a 41.7% ownership interest in Shun'ao Industry and Commerce
Company.

At December 31, 2002, Shun'ao Industry and Commerce Company, a partner in our hotel divisions, is owed $1,811,529 by our for acquisition of their interests in the hotel There are no repayment terms to pay principal or interest at this time. Our management intends to negotiate terms of payment and interest at a later date. These debts have been classified as a current liability and are due on demand.

At December 31, 2002, Marco Wan Da Construction, a former partner in our hotel division, is owed $905,764 for its interest in the hotel division. There are no repayment terms to pay principal or interest at this time. Our management intends to negotiate terms of payment and interest at a later date. These debts have been classified as a current liability are due on demand.

Our director, Mr. Wu Zeming, is the president of Marco Wan Da Construction and has a 51% ownership interest in that company. Our director, Ms. Cheng Manli is a director of Marco Wan Da Construction and holds a 49% ownership interest in that company.

In 2001, and 2002, we advanced Cheng Wan Ming, our president, 341,166 and $179,105 as cash advances for cash-based business transactions incurred for the payment of operating expenses and purchases from vendors. Due to the nature of conducting business in China many financial transaction are completed in cash, instead of by check or draft. Customarily, officers, managers and employees of companies located in China, including our personnel, are advanced cash on a daily basis to pay for normal business operating expenses. These advances are accounted for when the officer or employee submits the paid invoice to the accounting department to support the receipt of goods and services.

Upon formation, we issued our officers, directors, and their affiliates
15,512,500 shares for services in connection with our formation.

Item 14.  Controls and Procedures
Our Principal Executive Officer/Principal Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Principal Executive
Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and
Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

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
     10.12  Transfer of Stock Rights and Property Rights Agreement of Jiaozuo Yi
                 Wan Maple Leaf High Technology Agriculture Development Co.,Ltd.
     10.13  Qinyang Yi Wan Hotel Co., Ltd. Joint Venture Contract
     10.14  Joint Venture Contract with Qinyang Hotel
     10.15  Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about
                 Building Qinyang Yi Wan Hotel Co., Ltd.
     10.16  Agreement with Jiaozuo Yi Wan Maple Leaf High Technology
                 Agricultural Development Co., Ltd.
     10.17  Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo
                 Yi Wan Maple Leaf High Technology Agricultural Development
                 Co., Ltd.
     21     List of Subsidiaries*
     23.1   Consent of MOORE STEPHENS WURTH FRAZER AND TORBET, LLP for Yi Wan
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
     23.3   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Audited Financial Statements December 31, 2000 and 1999**
     23.4   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
                Inc. Subsidiaries Audited Financial Statements December 31,
                1999 and 1998**
     24.5   Consent of Independent Accountants for Yi Wan Group, Inc.
                Audited Financial Statements December 31, 2002 and 2001
     99     Form 10-12G/A filed on 03/28/02, SEC File No. 000-33119.
     99.1   Application for the Transfer of the Stock Rights of Jiaozuo Yi Wan
                Maple Leaf High Technology Agriculture Developmeetn Co., Ltd.
     99.2   Repy to the the Transfer of the Transfer of the Stock Rights of
                Jiaozuo Yi Wan Maple Leaf High Technology Agriculture
                Development Co., Ltd.
     99.3
     99.4
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

                                            YI WAN GROUP, INC.
                                            (Registrant)

                                            By  /s/Cheng Wan Ming
                                                   Cheng Wan Ming
Date: April 15, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                              Date
      ---------                   -----                              ----

  /s/ Cheng Wan Ming   Chairman of Board, President,               04/15/03
 -------------------   Principal Executive Officer
      Cheng Wan Ming

  /s/ Wu Zeming        Chief Financial Officer and Director        04/15/03
 ------------------
      Wu Zeming

  /s/ You Yingliu      Director                                    04/15/03
 -----------------
      You Yingliu

  /s/ Zhang Haoyu      Director                                    04/15/03
 -----------------
      Zhang Haoyu

  /s/ Yang Huijuan     Director                                    04/15/03
 -----------------
      Yang Huijuan

  /s/ Luo Guanying     Director                                    04/15/03
 -----------------
      Luo Guanying

  /s/ Liang Xiaogen    Director                                    04/15/03
 ------------------
      Liang Xiaogen

  /s/ Cheng Manli      Director                                    04/15/03
 ------------------
      Cheng Manli

  /s/ Cen Minhong      Director                                    04/15/03
 ------------------
      Cen Minhong

  /s/ Cheng Wanqing    Director                                    04/15/03
 ------------------
      Cheng Wanqing

  /s/ Cheng Deqiang    Director                                    04/15/03
 ------------------
      Cheng Deqiang

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Cheng Wan Ming, certify that:

1. I have reviewed this annual report on Form 10-K of Yi Wan Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/Cheng Wan Ming
Cheng Wan Ming
President

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Wu Zeming, certify that:

1. I have reviewed this annual report on Form 10-K of Yi Wan Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/Wu Zeming
Wu Zeming
Chief Financial Officer and Chief Accounting Officer