Form 10-Q
period 2003-03-31
YI WAN GROUP INC
filed 2003-05-15
CIK 1157667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                       or
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

                             All Correspondence to:
                          Brenda Lee Hamilton, Esquire
                         Hamilton, Lehrer & Dargan, P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432
                                 (561) 416-8956

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

The number of shares outstanding of each of Issuer's classes of common equity as of March 31, 2003 was 16,506,250.

      Title of Class                      Number of Shares Outstanding
       Common Stock                               16,506,250

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                               YI WAN GROUP, INC.

                                TABLE OF CONTENTS
                                                                            Page
PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements ............................................   2
Item 2.   Management's Discussion and Analysis of Financial Condition

PART II
OTHER INFORMATION

Item 1    Legal Proceedings ...............................................  19
Item 2    Changes in Securities and Use of Proceeds .......................  19
Item 3    Defaults upon Senior Securities..................................  19
Item 4    Submission of Matters to a Vote of Securities ...................  19
Item 5    Other Information ...............................................  19
Item 6    Exhibits and Reports on Form 8-K ................................  19

Item 1    Financial Statements

Forward-Looking Statements
This quarterly  report for the period ended March 31, 2003 on Form 10-Q contains forward looking statements. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risks stated on page 14 of this Form
10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                  YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

    A S S E T S
                                               March 31,     December 31,
                                                 2003            2002
                                            -------------   -------------
                                              (Unaudited)     (Audited)
                                            -------------   -------------
CURRENT ASSETS:
    Cash                                    $   2,897,739   $   2,135,154
    Accounts receivable, net of allowance
      for doubtful accounts of $6,455 at
      March 31, 2003 and December 31, 2002      1,258,623       1,284,655
    Due from related parties                    2,442,971       1,686,504
    Note receivable                               521,142       1,217,579
    Inventories                                   623,011         568,051
    Assets of discontinued operations                   -           1,289
    Prepaid expenses                               61,281          44,826
                                            -------------   -------------
          Total current assets                  7,804,767       6,938,058
                                            -------------   -------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net      18,790,019      19,131,044
                                            -------------   -------------

OTHER ASSETS:
    Intangible asset, net                       1,623,522       1,635,958
    Deferred tax asset                            212,035         182,044
    Other non-current assets                      337,536         295,125
                                            -------------   -------------
          Total other assets                    2,173,093       2,113,127
                                            -------------   -------------
               Total assets                 $  28,767,879   $  28,182,229
                                            =============   =============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                        $     382,415   $     370,101
    Accounts payable - related party               67,810          87,417
    Accrued liabilities                           676,760         763,309
    Wage and benefits payable                     260,863         265,580
    Sales tax payable                             875,707         875,510
    Income taxes payable                        1,347,182       1,279,595
    Due to shareholders                            88,800          88,800
    Due to prior owners of joint ventures       4,932,273       4,932,273
    Notes payable                                  90,433          83,107
    Liabilities of discontinued operations              -           1,289
                                            -------------   -------------
          Total current liabilities             8,722,243       8,746,981
                                            -------------   -------------

MINORITY INTEREST                               1,755,398       1,704,310
                                            -------------   -------------

SHAREHOLDERS' EQUITY:
    Common stock, no par value, authorized
          50,000,000 shares, 16,506,250
          shares issued and outstanding            10,078          10,078
    Paid-in-capital                             5,111,045       5,109,656
    Statutory reserves                         10,832,731      10,832,731
    Retained earnings                           2,267,190       1,707,878
    Accumulated other comprehensive income         69,194          70,595
                                            -------------   -------------
          Total shareholders' equity           18,290,238      17,730,938
                                            -------------   -------------
             Total liabilities and
               shareholders' equity         $  28,767,879   $  28,182,229
                                            =============   =============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          2003        2002
                                                      -----------  -----------
                                                      (Unaudited)  (Unaudited)
                                                      -----------  -----------

NET SALES                                             $ 3,159,617  $ 2,799,890

COST OF SALES                                           1,155,104      990,359
                                                      -----------  -----------
GROSS PROFIT                                            2,004,513    1,809,531

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            1,130,403    1,010,813
                                                      -----------  -----------
INCOME FROM OPERATIONS                                    874,110      798,718
                                                      -----------  -----------
OTHER INCOME                                               15,280        2,797
                                                      -----------  -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES AND MINORITY INTEREST        889,390      801,515

PROVISION FOR INCOME TAXES                                278,990      237,835
                                                      -----------  -----------
INCOME BEFORE MINORITY INTEREST                           610,400      563,680

MINORITY INTEREST                                         (51,088)     (46,662)
                                                      -----------  -----------
NET INCOME FROM CONTINUING OPERATIONS                     559,312      517,018

DISCONTINUED OPERATIONS:
    Loss from operations of discontinued
      operations (net of applicable income
      tax of $0)                                                -      (17,065)
    Minority interest                                           -        1,707
                                                      -----------  -----------
         Loss from discontinued operations                      -      (15,358)

NET INCOME                                                559,312      501,660

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                (1,401)      (2,014)
                                                      -----------  -----------
COMPREHENSIVE INCOME                                  $   557,911  $   499,646
                                                      ===========  ===========
EARINGS (LOSS) PER SHARE - BASIC AND DILUTED:
    From continuing operations                               0.03         0.03
    From discontinued operations                                -            -
                                                      -----------  -----------
    Earnings per share, basic and diluted             $      0.03  $      0.03
                                                      ===========  ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                                Accumulated
                                                                                                  other
                                     Number      Common      Paid-in    Statutory    Retained  comprehensive
                                    of shares    stock       capital     reserves    earnings     income        Totals
                                   ----------  ----------  ----------  ----------- ----------  ------------- -----------
                                   (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)   (Unaudited)  (Unaudited)
                                   ----------  ----------  ----------  ----------- ----------  ------------- -----------
BALANCE, January 1, 2003, audited  16,506,250  $   10,078  $5,109,656  $10,832,731 $1,707,878  $      70,595 $17,730,938
  Net income                                                                          559,312                    559,312
  Additions to paid in capital
   (land use right)                                             1,389                                              1,389
  Foreign currency translation
   adjustments                                                                                        (1,401)     (1,401)
                                   ----------  ----------  ----------  ----------- ----------  ------------- -----------
BALANCE, March 31, 2003            16,506,250  $   10,078  $5,111,045  $10,832,731 $2,267,190  $      69,194 $18,290,238
                                   ==========  ==========  ==========  =========== ==========  ============= ===========

BALANCE, January 1, 2002, audited  16,256,250  $    5,078  $5,104,105  $ 9,113,617 $2,945,701  $     (17,370)$17,151,131
  Net income                                                                          501,660                    501,660
  Additions to paid in capital
   (land use right)                                             1,389                                              1,389
  Adjustmentment to statutory
   reserves                                                                                                            -
  Foreign currency translation
   adjustments                                                                                        (2,014)     (2,014)
  Foreign currency translation
   adjustments
                                   ----------  ----------  ----------  ----------- ----------  ------------- -----------
BALANCE, March 31, 2002            16,256,250  $    5,078  $5,105,494  $ 9,113,617 $3,447,361  $     (19,384)$17,652,166
                                   ==========  ==========  ==========  =========== ==========  ============= ===========

                        YI WAN GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                    Three months ended March 31,
                                                    ----------------------------
                                                          2003         2002
                                                      -----------  -----------
                                                      (Unaudited)  (Unaudited)
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   559,312  $   501,660
     Loss from discontinued operations                          -      (15,358)
                                                      -----------  -----------
        Income from continuing operations                 559,312      486,302
  Adjustments to reconcile net income to cash
     Minority interest                                     51,088       44,955
     Depreciation                                         367,766      312,718
     Amortization                                          12,436        9,919
     Land use cost                                          1,389        1,389
     Deferred tax assets                                  (29,991)     (32,803)
     Translation adjustment                                (1,401)      (2,014)
     Decrease (increase) in accounts receivable            26,032      (87,928)
     Increase in related party receivables               (756,467)    (120,447)
     Increase in inventories                              (54,960)     (42,519)
     (Increase) decrease in prepaid expenses              (16,455)       3,517
     Increase in due from officers and employees          (42,411)     (65,871)
     Increase (decrease) in accounts payable               12,314      (14,633)
     Decrease in accounts payable - related party         (19,607)           -
     Decrease in accrued liabilities and other
      current liabilities                                 (86,549)    (105,330)
     Decrease in wages and benefits payable                (4,717)     (17,039)
     Increase (decrease) in sales tax payable                 197      (29,842)
     Increase in income taxes payable                      67,587      270,538
  Cash provided by discontinued operations                      -       34,320
                                                      -----------  -----------
        Net cash provided by operating activities          85,563      645,232
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of improvements and equipments        (26,741)     (30,742)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note receivable                           696,437            -
  Borrowings on notes payable                               7,326            -
                                                      -----------  -----------
     Net cash provided by financing activities            703,763            -
                                                      -----------  -----------

INCREASE IN CASH                                          762,585      614,490

CASH, beginning of period                               2,135,154    1,306,992
                                                      -----------  -----------
CASH, end of period                                   $ 2,897,739  $ 1,921,482
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
----------------------------------------------- ------------
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

The Company's subsidiaries are classified as Foreign Invested Enterprises (FIE)
in the PRC and are subject to the FIE laws of the PRC. The HOTEL, FARM and
QINYANG are Foreign Invested Enterprise Joint Ventures, known as FIEJV or sino-foreign joint venture, and TELECOMMUNICATIONS is a Wholly Foreign Owned
Enterprise company or WFOE. All four of these companies are Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the
United States. The respective Articles of Association for these FIE subsidiaries provide a 30-year term for the HOTEL, FARM and QINYANG companies and 15 years for the TELECOMMUNICATIONS. As further discussed in Note 7, the Company discontinued the FARM operations and sold all of the FARM assets in the fourth quarter of 2002.

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

Note 2 - Condensed financial statements and footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of YWG and its subsidiaries TELECOMMUNICATIONS, HOTEL, FARM and QINYANG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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
The condensed consolidated financial statements should be read in conjunction with the YWG's consolidated financial statements for the year ended December 31,
2002 and notes thereto included in YWG's Form 10-K, dated April 16, 2003.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003, the results of operations for the three months ended March
31, 2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                      March 31,         December 31,
                                         2003               2002
                                   ---------------    ---------------
                                     (Unaudited)         (Audited)
                                   ---------------    ---------------
Hotel inventory                    $       204,053    $       211,453
Telecommunication inventory                418,958            356,598
                                   ---------------    ---------------
    Total inventories              $       623,011    $       568,051
                                   ===============    ===============

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At March 31, 2003, TELECOMMUNICATION's inventory consists of raw materials
($114,888), work in process ($115,744) and finished goods ($188,326).

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $241,339 and $0 for the three months ended March
31, 2003 and 2002, respectively. No interest expense was paid for the three months ended March 31, 2003 and 2002.

Note 5 - Earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,506,250 and 16,256,250 shares for the three months ended March 31, 2003 and 2002, respectively),

Note 6 - QINYANG operations

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

In the People's Republic of China, a business entity can not legally operate until they are issued a business license. QINYANG obtained a temporary business license on June 3, 2002. Prior to June 2, 2002, QINYANG had generated minimal revenues and expenses and the Company did not consider this activity material to the consolidated financial statements at March 31, 2002. QINYANG's entire net operating results of $(124,162) from inception (2001) to June 02, 2002 have been included in the consolidated financial statements for the three months ending
June 30, 2002. Details are as follows:

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - QINYANG operations, (continued)

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

Note 7 - Discontinued operations

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

Operating results of the discontinued operations for the three months ended
March 31, 2003 and 2002 are as follows:

                                                     2003              2002
                                                 -------------    -------------
External revenue                                 $          -     $          -
                                                 =============    =============
Intercompany revenue                                        -                -
                                                 =============    =============
Loss from discontinued operations
   before income taxes                                      -          (17,065)
                                                 -------------    -------------
       Loss from discontinued operations                    -          (17,065)
Minority interest                                           -            1,707
                                                 -------------    -------------
Total loss from discontinued operations          $          -     $    (15,358)
                                                 =============    =============

Loss per share from discontinued operations      $          -     $          -
                                                 =============    =============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Discontinued operations, (continued)

Balance sheets of the discontinued operations as of March 31, 2003 and December
31, 2002 are as follows:

                                                   March 31,       December 31,
                                                     2003              2002
                                                 -------------    ------------
Cash                                             $          -     $      1,289
                                                 -------------    ------------
   Total assets                                  $          -     $      1,289
                                                 =============    ============

Current liabilities                                         -            1,289
Shareholders' equity                                        -                -
                                                 -------------    ------------
   Total liabilities and shareholders' equity    $          -     $      1,289
                                                 =============    ============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountant's Review Report)

Note 8 - Segment Information

As discussed in Note 7, during the fourth quarter of 2002, the Company sold its
FARM business. Accordingly, the Company realigned its business into the following four reportable operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. As a result of the changes discussed above, historical amounts previously reported have been restated to conform to the Company's current operating segment presentation. The following table presents revenues and other financial information by business segment for the periods presented:

                                              HOTEL
                          -----------------------------------------------
                                                                            Telecom-
                                                  Entertain-               munication  Intersegment
                           Restaurant   Lodging      ment       Totals      Equipment   elimination    Totals
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------

Total Assets:

March 31, 2003                                                $22,716,303  $6,702,967  $ (1,172,533) $28,246,737
                                                              ===========  ==========  ============
Assets held by parent company                                                                            521,142
                                                                                                     -----------
Total assets - consolidated
  financial statements                                                                               $28,767,879
                                                                                                     ===========

December 31, 2002                                             $22,900,326  $6,433,060  $ (2,370,025) $26,963,361
                                                              ===========  ==========  ============
Assets held by parent company                                                                          1,217,579
Assets of discontinued
  operations                                                                                               1,289
                                                                                                     -----------
Total assets - consolidated
  financial statements                                                                               $28,182,229
                                                                                                     ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (See Accountant's Review Report)

Note 8 - Segment Information, (continued)

                                              HOTEL
                          -----------------------------------------------
                                                                            Telecom-
                                                  Entertain-               munication  Intersegment
                           Restaurant   Lodging      ment       Totals      Equipment   elimination    Totals
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------

Three months ended March 31, 2003

Net sales                 $ 1,194,256  $ 597,094  $  539,557  $ 2,330,907  $  828,710  $             $ 3,159,617
Cost of sales                 602,895     50,328      53,197      706,420     448,684             -    1,155,104
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Gross profit                  591,361    546,766     486,360    1,624,487     380,026             -    2,004,513
Operating expenses            148,299     86,072      93,103      327,474     161,783                    489,257
Depreciation and
    amortization                                                  341,020       5,478                    346,498
Unallocated expenses                                              294,648                                294,648
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Income from operations    $   443,062  $ 460,694  $  393,257      661,345     212,765             -      874,110
Interest income                                                     2,670       1,680                      4,350
Other income                                                       10,930                                 10,930
Provision for income tax                                         (206,990)    (72,000)                  (278,990)
                                                              -----------  ----------  ------------  -----------
Income before minority
     interest                                                 $   467,955  $  142,445  $          -  $   610,400
                                                              ===========  ==========  ============  ===========
Three months ended March 31, 2002

Net sales                 $   961,526  $ 435,196  $  505,164  $ 1,901,886  $  898,004  $             $ 2,799,890
Cost of sales                 481,468     29,053      37,268      547,789     442,570             -      990,359
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Gross profit                  480,058    406,143     467,896    1,354,097     455,434             -    1,809,531
Operating expenses             97,444     63,005      72,503      232,952     220,546                    453,498
Depreciation and
    amortization                                                  279,585       5,479                    285,064
Unallocated expenses                                              272,251                                272,251
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Income from operations    $   382,614  $ 343,138  $  395,393      569,309     229,409             -      798,718
Interest income                                                     1,428       1,669                      3,097
Other income (expense)                                               (300)                                  (300)
Provision for income tax                                         (170,439)    (67,396)                  (237,835)
                                                              -----------  ----------  ------------  -----------
Income before minority
  interest                                                    $   399,998  $  163,682  $          -  $   563,680
                                                              ===========  ==========  ============  ===========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operation

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital
Resources"; (e) the possible negative economic effects of SARS upon China and the China hotel and tourist industries; and (f) whether worldwide economic conditions will affect the tourist industry in China and thereby affect revenues of our hotels. Statements made herein are as of the date of the filing of this
Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

General

RESULTS OF OPERATIONS

As of March 31, 2003, we had $2,267,190 of retained earnings. As of March 31,
2003, we had cash of $2,897,739 and reported total shareholders' equity of
$18,290,238. For this same period of time, we had revenues of $3,159,617 and general, administrative and sales expenses of $1,130,403.

Consolidated results

1) SALES. Consolidated sales increased by $359,727, or approximately 12.8%, from
$2,799,890 for the three months ended March 31, 2002 to $3,159,617 for the three months ended March 31, 2003. The 12.8% increase was a result of our new joint venture hotel being in operation since June, 2002 and increased sales promotions to attract additional customers.

2) COST OF GOODS SOLD. Consolidated cost of goods sold increased by $164,745, from $990,359 for the three months ended March 31, 2002 to $1,155,104 for the three months ended March 31, 2003. Cost of goods sold as a percentage of sales increased to 36.56% for the three months ended March 31, 2003, from 35.37% for the three months ended March 31, 2002. The increase was a result of our new joint venture hotel being in operation since June 2002 and an increase in the cost of materials and operating costs.

(3) GROSS PROFIT. Consolidated gross profit increased by $194,982, from
$1,809,531 for the three months ended March 31, 2002 to $2,004,513 for the three months ended March 31, 2003. Gross profit as a percentage of sales decreased to
63.44% for the three months ended March 31, 2003 from 64.63% for the three months ended March 31, 2002. This decrease in gross profit as a percentage of sales was the result of an increase in the cost of materials and operating costs.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $119,590, from $1,010,813 for the three months ended March 31, 2002 to $1,130,403 for the three months ended March 31, 2003. The selling and administrative expenses as a percentage of sales decreased to 35.78% for the three months ended March 31, 2003 from 36.10% for the three months ended March
31, 2002.The decrease in selling and administrative expenses was due to the decrease in the cost of our administrative and selling expenses in our telecommunication's operations which was offset by increase in expenses due to our new hotel operations.

(5) NET INCOME. Consolidated net income increased $57,652, or approximately
11.5%, from $501,660 for the three months ended March 31, 2002 to $559,312 for the three months ended March 31, 2003. The increase was mainly due to an increase in sales from our new hotel operations and a decrease in selling and administrative expenses of our telecommunication operations.

Segmented results

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Sales increased by $429,021, or approximately 22.56%, from $1,901,886 for the three months ended March 31, 2002 to $2,330,907 for the three months ended March 31, 2003. The increase was a result of our new hotel operations and increased sales promotions to attract additional customers.

     Telecommunication operations: Sales decreased by $69,294, or approximately
7.7%, from $898,004 for the three months ended March 31, 2002 to $828,710 for the three months ended March 31, 2003. The decrease was a result of lower sale prices and increased sales discount promotions to meet market competition.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Cost of goods sold increased by $158,631, from $547,789 for the three months ended March 31, 2002 to $706,420 for the three months ended
March 31, 2003. Cost of goods sold as a percentage of sales increased to 30.3%
for the three months ended March 31, 2003 from 28.8% for the three months ended
March 31, 2002. The increase in cost of goods sold as a percentage of sales is attributable to an increase in the cost of materials and operating costs.

     Telecommunication operations: Cost of goods sold increased by $6,114, from
$442,570 for the three months ended March 31, 2002 to $448,684 for the three months ended March 31, 2003. Cost of goods sold as a percentage of sales increased to 54.14% for the three months ended March 31, 2003 from 49.3% for the three months ended March 31, 2002. The increase was a result of an increase in cost of raw materials and lower sale prices and additional sales discount promotions to meet the market competition.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Gross profit increased by $270,390, from $1,354,097 for the three months ended March 31, 2002 to $1,624,487 for the three months ended
March 31, 2003. As a percentage of sales, gross profit decreased from 71.2% for the three months ended March 31, 2002 to 69.7% for the three months ended March
31, 2003. The decrease in gross profit as a percentage of sales resulted from lower selling prices and increases in the cost of materials and operating costs.

     Telecommunication operations: Gross profit decreased by $75,408, from
$455,434 for the three months ended March 31, 2002 to $380,026 for the three months ended March 31, 2003. As a percentage of sales, gross profit decreased from 50.7% for the three months ended March 31, 2002 to 45.9% for the three months ended March 31, 2003. The decrease in gross profit as a percentage of sales was the result of an increase in cost of raw materials and lower sale prices and an increase in sales discount promotions to meet the market competition

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Selling and administrative expenses increased by
$178,354, from $784,788 for the three months ended March 31, 2002 to $963,142 for the three months ended March 31, 2003. Selling and administrative expenses as a percentage of sales increased to 41.32% for the three months ended March
31, 2003 from 41.26% for the three months ended March 31, 2002. This increase was a result of as a result of our new joint venture hotel being in operation since June 2002.

     Telecommunication operations: Selling and administrative expenses decreased by $58,764, from $226,025 for the three months ended March 31, 2002 to $167,261 for the three months ended March 31, 2003. Selling and administrative expenses as a percentage of sales decreased to 20.2% for the three months ended March 31,
2003 from 25.17% for the three months ended March 31, 2002. The decrease in selling and administrative expenses as a percentage of sales was a result of a decrease in expenses.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel operations: Net income increased by $67,957, from $399,998, or 21.03%
of sales, for the three months ended March 31, 2002 to $467,955, or 20.08% of sales, for the three months ended March 31, 2003. The decrease as a percentage of sales was a combination of lower selling prices and an increase in cost of goods sold and selling expense.

     Telecommunications operations: Net income decreased by $21,237, from
$163,682 or 18.2% of sales, for the three months ended March 31, 2002 to
$142,445, or 17.2% of sales, for the three months ended March 31, 2003. The decrease was a result of an increase in cost of raw materials, lower sale prices, and increased sales discount promotions to meet the market competition.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, net cash provided by operating activities was $85,563, net cash used in investing activities was $26,741, and net cash provided by financing activities was $703,763.

As of March 31, 2002, net cash provided by operating activities was $645,232, net cash used in investing activities was $30,742, and net cash used in financing activities was $0

Net cash provided by operating activities decreased by $559,669 to $85,563 for the three months ended March 31, 2003, representing a decrease of approximately
86.7%. The decrease in cash flow from operating activities reflects payments on related party receivables made during the year 2003.

Net cash used in investing activities decreased by $4,001 to $26,741 for the three months ended March 31, 2003, representing a 13.0% decrease, compared to
$30,742 net cash used for the same period of 2002. The decrease was due to a reduction in spending on improvements and equipment.

Net cash provided by financing activities increased by $703,763 to $703,763 for the three months ended March 31, 2003, representing a 100% increase, compared to
$0 for the same period of 2002. The increase was primarily due to collections on a note receivable.

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
$11,960,000, Telecommunication operations: $1,580,000, Farm operations:
$2,410,000). No bank loans were obtained for this purpose. The cash contributions required to be made by June 2002 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $9,936,210 due to our former joint venture partners will be funded from the profits generated from the operations of our subsidiaries and, if necessary, equity financing; however, there are no assurances that we will be successful in obtaining equity financing. , however, our former joint venture partners extended the June 2002 payment date to June 2003 for capital contributions. We intend to fund the capital improvements to be made to the hotel from positive cash flow generated from hotel operations.

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
    10.12 Transfer of Stock Rights and Property Rights Agreement of Jiaozuo Yi
          Wan Maple Leaf High Technology Agriculture Development Co.,Ltd.***
    10.13 Qinyang Yi Wan Hotel Co., Ltd. Joint Venture Contract***
    10.14 Joint Venture Contract with Qinyang Hotel***
    10.15 Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about
          Building Qinyang Yi Wan Hotel Co., Ltd.***
    10.16 Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural
          Development Co., Ltd.***
    10.17 Reply To The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple
          Leaf High Technology Agricultural Development Co., Ltd.***
     99.1 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC
File No. 000-33119, hereby incorporated by reference.
** Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC
File No. 000-33119
*** Denotes previously filed exhibit, filed with Form 10-K on 04/16/03, hereby incorporated by reference.

We hereby incorporate the following documents by reference: (a) our Form 10
Registration Statement filed on August 24, 2001 and amendments thereto filed on
November 7, 2001, January 7, 2002, February 7, 2002, March 28, 2002, and May 22,
2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December
7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31,
2002 filed on May 14, 2002; (e) our Form 10Q for the period ended June 30,
2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002; (f) our Form 10Q for the period ended September 30, 2002, filed on November 14, 2002; and (g) our Form 10K for the year ended December 31,
2002, filed on April 16, 2003.

B. Reports on Forms 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YI WAN GROUP, INC.

Date: May 15, 2003             By:/s/ Chang Wan Ming
                               Chang Wan Ming, President

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Chang Wan Ming, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Yi Wan Group, Inc.;

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

Date: May 15, 2003

/s/ Chang Wan Ming
    Chang Wan Ming
President and Chief Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Wu Zeming, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Yi Wan Group, Inc.;

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

Date: May 15, 2003

/s/ Wu Zeming
    Wu Zeming
Chief Financial Officer and Principal Accounting Officer

