Form 10-Q
period 2003-06-30
YI WAN GROUP INC
filed 2003-08-14
CIK 1157667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       or
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

The number of shares outstanding of each of Issuer's classes of common equity as of June 30, 2003 was 16,506,250.
      Title of Class                      Number of Shares Outstanding
       Common Stock                               16,506,250

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                               YI WAN GROUP, INC.

                                TABLE OF CONTENTS
                                                                            Page
PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements ............................................   2
Item 2.   Management's Discussion and Analysis of Financial Condition

PART II
OTHER INFORMATION

Item 1    Legal Proceedings ...............................................  21
Item 2    Changes in Securities and Use of Proceeds .......................  21
Item 3    Defaults upon Senior Securities..................................  21
Item 4    Submission of Matters to a Vote of Securities ...................  21
Item 5    Other Information ...............................................  21
Item 6    Exhibits and Reports on Form 8-K ................................  21

Item 1    Financial Statements

Forward-Looking Statements
This quarterly  report for the period ended June 30, 2003 on Form 10-Q contains forward looking statements. The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including the risks stated on page 15 of this Form
10-Q. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                          June 30,      December 31,
                                                           2003             2002
                                                     ---------------  ---------------
                                                        (Unaudited)      (Audited)
                                                     ---------------  ---------------
CURRENT ASSETS:
   Cash                                              $    3,114,714   $    2,135,154
   Accounts receivable, net of allowance for
     doubtful accounts of $6,455
     at June 30, 2003 and December 31, 2002               1,415,285        1,284,655
   Due from related parties                               2,481,495        1,686,504
   Note receivable                                          521,142        1,217,579
   Inventories                                              653,882          568,051
   Assets of discontinued operations                              -            1,289
   Prepaid expenses                                          67,672           44,826
                                                     ---------------  ---------------
     Total current assets                                 8,254,190        6,938,058
                                                     ---------------  ---------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                18,438,554       19,131,044
                                                     ---------------  ---------------
OTHER ASSETS:
   Intangible asset, net                                  1,611,028        1,635,958
   Deferred tax asset                                       227,135          182,044
   Other non-current assets                                 367,490          295,125
                                                     ---------------  ---------------
     Total other assets                                   2,205,653        2,113,127
                                                     ---------------  ---------------
       Total assets                                  $   28,898,397   $   28,182,229
                                                     ===============  ==============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $      419,467   $      370,101
   Accounts payable - related party                           7,474           87,417
   Accrued liabilities                                      683,828          763,309
   Wages and benefits payable                               274,144          265,580
   Sales tax payable                                        841,491          875,510
   Income taxes payable                                   1,006,351        1,279,595
   Due to shareholders                                       88,797           88,800
   Due to prior owners of joint ventures                  4,932,273        4,932,273
   Notes payable                                             90,430           83,107
   Liabilities of discontinued operations                         -            1,289
                                                     ---------------  ---------------
     Total current liabilities                            8,344,255        8,746,981
                                                     ---------------  ---------------

MINORITY INTEREST                                         1,791,562        1,704,310
                                                     ---------------  ---------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, authorized
     50,000,000 shares, 16,506,250 shares
     issued and outstanding                                  10,078           10,078
   Paid-in-capital                                        5,112,434        5,109,656
   Statutory reserves                                    10,832,731       10,832,731
   Retained earnings                                      2,738,944        1,707,878
   Accumulated other comprehensive income                    68,393           70,595
                                                     ---------------  ---------------
     Total shareholders' equity                          18,762,580       17,730,938
                                                     ---------------  ---------------
       Total liabilities and shareholders' equity    $   28,898,397   $   28,182,229
                                                     ===============  ==============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                 Three months ended June 30,  Six months ended June 30,
                                                      2003        2002           2003         2002
                                                 ------------  -----------    ----------- ------------
                                                  (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)
                                                 ------------  -----------    ----------- ------------
NET SALES                                        $  2,966,865   4,214,726     $6,126,482  $ 7,014,617

COST OF SALES                                       1,150,610   1,467,506      2,305,714    2,457,865
                                                 ------------  -----------    ----------- ------------
GROSS PROFIT                                        1,816,255   2,747,220      3,820,768    4,556,752

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           1,065,974   1,969,825      2,196,377    2,980,638
                                                 ------------  -----------    ----------- ------------
INCOME FROM OPERATIONS                                750,281     777,395      1,624,391    1,576,114
                                                 ------------  -----------    ----------- ------------
OTHER INCOME (EXPENSE)                                  4,443     (24,626)        19,722      (21,829)
                                                 ------------  -----------    ----------- ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME
  TAXES AND MINORITY INTEREST                         754,724     752,769      1,644,113    1,554,285

PROVISION FOR INCOME TAXES                            246,805     259,179        525,795      497,013
                                                 ------------  -----------    ----------- ------------

INCOME BEFORE MINORITY INTEREST                       507,919     493,590      1,118,318    1,057,272

MINORITY INTEREST                                     (36,164)    (12,804)       (87,252)     (59,465)
                                                 ------------  -----------    ----------- ------------
NET INCOME FROM CONTINUING OPERATIONS                 471,755     480,786      1,031,066      997,807

DISCONTINUED OPERATIONS:
    Loss from discontinued operations
      (net of applicable income tax of $0)                  -      (4,219)             -      (21,284)
    Minority interest                                       -         422              -        2,128
                                                 ------------  -----------    ----------- ------------
         Loss from discontinued operations                  -      (3,797)             -      (19,156)

NET INCOME                                            471,755     476,989      1,031,066      978,651

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment            (3,603)     (8,842)        (2,202)     (10,712)
                                                 ------------  -----------    ----------- ------------
COMPREHENSIVE INCOME                             $    468,152     468,147     $1,028,864  $   967,939
                                                 ============  ===========    =========== ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
    From continuing operations                           0.03        0.03           0.06         0.06
    From discontinued operations                            -           -              -            -
                                                 ------------  -----------    ----------- ------------
    Earnings per share, basic and diluted        $       0.03        0.03     $     0.06  $      0.06
                                                 ============  ===========    =========== ============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                               Six months ended June 30,
                                                                 2003             2002
                                                         ----------------  ----------------
                                                              (Unaudited)     (Unaudited)
                                                         ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $      1,031,066  $       978,651
      Income from dicontinued operations                                -           19,156
                                                         ----------------  ----------------
        Income from continuing operations                       1,031,066          997,807
   Adjustments to reconcile net income to cash
      Provided by operating activities:
        Minority interest                                          87,252          540,044
        Depreciation                                              733,462          788,023
        Amortization                                               24,930           27,574
        Land use cost                                               2,778            2,778
        Deferred tax assets                                       (45,091)         (95,103)
        Translation adjustment                                     (2,202)         (10,712)
        Gain from sales of assets                                       -           (1,345)
        Increase in accounts receivable                          (130,630)        (107,909)
        (Increase) decrease in related party receivables         (794,991)       2,412,357
        Increase in inventories                                   (85,831)        (185,453)
        (Increase) decrease in prepaid expenses                   (22,846)             124
        Increase in other non-current assets                      (72,365)         (94,021)
        Increase in accounts payable                               49,366          123,985
        Increase in accounts payable - related party              (79,943)         211,672
        (Decrease) increase in accrued liabilities and
          other current liabilities                               (79,484)          26,007
        Increase in wages and benefits payable                      8,564            1,003
        Decrease in sales tax payable                             (34,019)         (20,165)
        Decrease in income taxes payable                         (273,244)         (16,020)
        Cash provided by discontinued operations                        -            2,289
                                                         ----------------  ----------------
            Net cash provided by operating activities             316,772        4,602,935
                                                         ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets                                        -           12,834
   Purchase of land use right                                           -         (315,722)
   Purchase of improvements and equipment                         (40,972)      (3,502,478)
                                                         ----------------  ----------------
            Net cash used in investing activities                 (40,972)      (3,805,366)
                                                         ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collections on note receivable                                 696,437                -
   Borrowings on notes payable                                      7,323           75,582
                                                         ----------------  ----------------
            Net cash provided by financing activities             703,760           75,582
                                                         ----------------  ----------------

INCREASE IN CASH                                                  979,560          873,151

CASH, beginning of period                                       2,135,154        1,306,992
                                                         ----------------  ----------------
CASH, end of period                                      $      3,114,714  $     2,180,143
                                                         ================  ===============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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
                                  ------------ ----------- ----------- ------------ ----------- ------------- -----------
                                  (Unaudited)  (Unaudited) (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
                                  ------------ ----------- ----------- ------------ ----------- ------------- -----------

BALANCE, January 1, 2003, audited  16,506,250   $  10,078  $ 5,109,656 $10,832,731  $ 1,707,878 $     70,595  $17,730,938

  Net income                                                                          1,031,066                 1,031,066
  Additions to paid in capital
    (land use right)                                             2,778                        -                     2,778
  Foreign currency translation
    adjustments                             -           -            -           -            -       (2,202)      (2,202)
                                  ------------ ----------- ----------- ------------ ----------- ------------- -----------
BALANCE, June 30, 2003             16,506,250   $  10,078  $ 5,112,434 $10,832,731  $ 2,738,944 $     68,393  $18,762,580
                                  ============ =========== =========== ============ =========== ============= ===========

BALANCE, January 1, 2002, audited  16,256,250   $   5,078  $ 5,104,105 $ 9,113,617  $ 2,945,701 $    (17,370) $17,151,131
                                                                                                                        -
  Net income                                                                            978,651                   978,651
  Additions to paid in capital
    (land use right)                                             2,778                                              2,778
  Foreign currency translation
    adjustments                                                                                      (10,712)     (10,712)
                                  ------------ ----------- ----------- ------------ ----------- ------------- -----------
BALANCE, June 30, 2002             16,256,250   $   5,078  $ 5,106,883 $ 9,113,617  $ 3,924,352 $    (28,082) $18,121,848
                                  ============ =========== =========== ============ =========== ============= ===========

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

                                                Percentage
              Subsidiary                        Ownership
-----------------------------------------     -------------
Shun De Yi Wan Communication Equipment
  Plant Co., Ltd. (TELECOMMUNICATIONS)             100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)             90
Yi Wan Maple Leaf High Technology
  Agriculture Developing Ltd. Co. (FARM)            90
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)            80

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003, the results of operations for the six months ended June 30,
2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.
                                      -8-

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                          June 30,          December 31,
                                           2003                 2002
                                     ----------------    ----------------
                                       (Unaudited)           (Audited)
                                     ----------------    ----------------
Hotel inventory                      $       219,626     $       211,453
Telecommunication inventory                  434,256             356,598
                                     ----------------    ----------------
    Total inventories                $       653,882     $       568,051
                                     ================    ================

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At June 30, 2003, TELECOMMUNICATION's inventory consists of raw materials
($132,740), work in process ($81,317) and finished goods ($220,199).

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $844,014 and $608,547 for the six months ended
June 30, 2003 and 2002, respectively. No interest expense was paid for the six months ended June 30, 2003 and 2002.

Note 5 - Earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,506,250 and 16,256,250 shares for the six months ended June 30, 2003 and 2002, respectively),

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

In the People's Republic of China a business entity can not legally operate until they are issued a business license. QINYANG obtained a temporary business license on June 3, 2002. Prior to June 2, 2002, QINYANG had generated minimal revenues and expenses and the Company did not consider this activity material to the consolidated financial statements at March 31, 2002. QINYANG's entire net operating results of $(124,162) from inception (2001) to June 2, 2002 have been included in the consolidated financial statements for the three months ending
June 30, 2002. Details are as follows:

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - QINYANG operations, (continued)

Net loss for the period ended December 31, 2001            $  (191,739)
Net income for the period from January 1, 2002
      to June 2, 2002                                           67,577
                                                           ------------
        Net loss through June 2, 2002                      $  (124,162)
                                                           ============
As a percentage of YWG's consolidated net
      income from continuing operations for the year
      ended December 31, 2002                                      (5%)
                                                           ============

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

Operating results of the discontinued operations for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                              Three months ended June 30,     Six months ended June 30,
                                             ----------------------------   -----------------------------
                                               2003            2002           2003            2002
                                             -------------   ------------   -------------   -------------
External revenue                             $          -    $         -    $          -    $          -
                                             =============   ============   =============   =============

Intercompany revenue                                    -              -               -               -
                                             =============   ============   =============   =============

Loss from discountined operations                       -         (4,219)              -         (21,284)
Minority interest                                       -            422               -           2,128
                                             -------------   ------------   -------------   -------------
Total loss from discontinued operations      $          -    $    (3,797)   $          -    $    (19,156)
                                             =============   ============   =============   =============

Loss per share from discontinued operations  $       0.00    $      0.00    $       0.00    $       0.00
                                             =============   ============   =============   =============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Discontinued operations, (continued)

Balance sheets of the discontinued operations as of June 30, 2003 and December
31, 2002 are as follows:

                                                       June 30,        December 31,
                                                        2003              2002
                                                   ---------------   ---------------
Cash                                               $            -    $        1,289
                                                   ---------------   ---------------
       Total assets                                $            -    $        1,289
                                                   ===============   ===============

Current liabilities                                             -             1,289
Shareholders' equity                                            -                 -
                                                   ---------------   ---------------
       Total liabilities and shareholders' equity  $            -    $        1,289
                                                   ===============   ===============

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

                                              HOTEL
                          -----------------------------------------------
                                                                            Telecom-
                                                  Entertain-               munication  Intersegment
                           Restaurant   Lodging      ment       Totals      Equipment   elimination    Totals
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------

Total Assets:

June 30, 2003                                                 $24,054,278  $6,628,846  $ (2,305,869) $28,377,255
                                                              ===========  ==========  ============
Assets held by parent company                                                                            521,142
                                                                                                     -----------
Total assets - consolidated
  financial statements                                                                               $28,898,397
                                                                                                     ===========

December 31, 2002                                             $22,900,326  $6,433,060  $ (2,370,025) $26,963,361
                                                              ===========  ==========  ============
Assets held by parent company                                                                          1,217,579
Assets of discontinued
  operations                                                                                               1,289
                                                                                                     -----------
Total assets - consolidated
  financial statements                                                                               $28,182,229
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Segment Information, (continued)

                                              HOTEL
                          -----------------------------------------------
                                                                            Telecom-
                                                  Entertain-               munication  Intersegment
                           Restaurant   Lodging      ment       Totals      Equipment   elimination    Totals
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------

Three months ended June 30, 2003

Net sales                 $ 1,077,677  $ 554,028  $  347,722  $ 1,979,427  $  987,438  $             $ 2,966,865
Cost of sales                 539,168     31,243      36,977      607,388     543,222             -    1,150,610
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Gross profit                  538,509    522,785     310,745    1,372,039     444,216             -    1,816,255
Operating expenses            143,928     78,896      74,696      297,520     191,911                    489,431
Depreciation and
    amortization                                                  335,113       5,479                    340,592
Unallocated expenses                                              235,951                                235,951
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Income from operations    $   394,581  $ 443,889  $  236,049      503,455     246,826             -      750,281
Interest income           ===========  =========  ==========        3,583       2,963                      6,546
Other income                                                       (2,103)          -                     (2,103)
Provision for income tax                                         (163,917)    (82,888)                  (246,805)
                                                              -----------  ----------  ------------  -----------
Income before minority
     interest                                                 $   341,018  $  166,901  $          -  $   507,919
                                                              ===========  ==========  ============  ===========
Three months ended June 30, 2002

Net sales                 $ 1,737,932  $ 829,572  $  689,914  $ 3,257,418  $  957,308  $             $ 4,214,726
Cost of sales                 842,623     59,535      66,484      968,642     498,864             -    1,467,506
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Gross profit                  895,309    770,037     623,430    2,288,776     458,444             -    2,747,220
Operating expenses            412,403    187,909     244,500      844,812     198,948                  1,043,760
Depreciation and
    amortization                                                  432,151       5,478                    437,629
Unallocated expenses                                              488,436                                488,436
                          -----------  ---------  ----------  -----------  ----------  ------------  -----------
Income from operations    $   482,906  $ 582,128  $  378,930      523,377     254,018             -      777,395
Interest income           ===========  =========  ==========        2,296       1,349                      3,645
Other income (expense)                                            (28,271)          -                    (28,271)
Provision for income tax                                         (174,450)    (84,729)                  (259,179)
                                                              -----------  ----------  ------------  -----------
Income before minority
  interest                                                    $   322,952  $  170,638  $          -  $   493,590
                                                              ===========  ==========  ============  ===========

                      YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Segment Information, (continued)

                                              HOTEL
                          -----------------------------------------------
                                                                             Telecom-
                                                   Entertain-               munication  Intersegment
                           Restaurant   Lodging       ment        Totals     Equipment   elimination    Totals
                          -----------  ----------  ----------  -----------  ----------  ------------  -----------
Six months ended June 30, 2003

Net sales                 $ 2,271,933  $1,151,122  $  887,279  $ 4,310,334  $1,816,148  $             $ 6,126,482
Cost of sales               1,142,063      81,571      90,174    1,313,808     991,906                  2,305,714
                          -----------  ----------  ----------  -----------  ----------  ------------  -----------
Gross profit                1,129,870   1,069,551     797,105    2,996,526     824,242             -    3,820,768
Operating expenses            292,227     164,968     167,799      624,994     353,694                    978,688
Depreciation and
    amortization                                                   676,133      10,957                    687,090
Unallocated expenses                                               530,599                                530,599
                          -----------  ----------  ----------  -----------  ----------  ------------  -----------
Income from operations    $   837,643  $  904,583  $  629,306    1,164,800     459,591             -    1,624,391
Interest income           ===========  ===========  =========        6,252       4,643                     10,895
Other income                                                         8,827          -                       8,827
Provision for income tax                                          (370,907)   (154,888)                  (525,795)
                                                               -----------  ----------  ------------  -----------
Income before minority
     interest                                                  $   808,972  $  309,346  $          -  $ 1,118,318
                                                               ===========  ==========  ============  ===========
Six months ended June 30, 2002

Net sales                 $ 2,699,459  $1,264,768  $1,195,078  $ 5,159,305  $1,855,312  $             $ 7,014,617
Cost of sales               1,324,091      88,588     103,752    1,516,431     941,434             -    2,457,865
                          -----------  ----------  ----------  -----------  ----------  ------------  -----------
Gross profit                1,375,368   1,176,180   1,091,326    3,642,874     913,878             -    4,556,752
Operating expenses            509,847     250,914     317,003    1,077,764     419,494                  1,497,258
Depreciation and
    amortization                                                   711,736      10,958                    722,694
Unallocated expenses                                               760,686                                760,686
                          -----------  ----------  ----------  -----------  ----------  ------------  -----------
Income from operations    $   865,521  $  925,266  $  774,323    1,092,688     483,426             -    1,576,114
Interest income           ===========  ==========  ==========        3,724       3,018                      6,742
Other income (expense)                                             (28,571)          -                    (28,571)
Provision for income tax                                          (344,889)   (152,124)                  (497,013)
                                                               -----------  ----------  ------------  -----------
Income before minority
  interest                                                     $   722,952  $  334,320  $          -  $ 1,057,272
                                                               ===========  ==========  ============  ===========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operation

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under "Liquidity and Capital
Resources"; (e) although the World Health Organization on June 24, 2003 removed its recommendation that people should postpone all but essential travel to
Beijing, China due to Sars and on July 5, 2003 removed Taiwan, China from the list of areas with recent local transmission of Sars, whether there will be continuing negative economic effects upon China and the China hotel and tourist industries due to possible continuing negative perceptions pertaining to Sars;
and (f) whether worldwide economic conditions will affect the tourist industry in China and our hotel related revenues. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

General

RESULTS OF OPERATIONS

As of June 30, 2003, we had $2,738,944 of retained earnings. As of June 30,
2003, we had cash of $3,114,714 and reported total shareholders' equity of
$18,762,580. For the quarter ending June 30, 2003, we had revenues of $6,126,482 and general, administrative and sales expenses of $2,196,377.

Consolidated results

1) SALES. Consolidated sales decreased by $888,135, or approximately 12.66%, from $7,014,617 for the six months ended June 30, 2002 to $6,126,482 for the six months ended June 30, 2003. The 12.66% decrease was a result of a decrease in hotel business due to SARS in China.

2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $152,151, from $2,457,865 for the six months ended June 30, 2002 to $2,305,714 for the six months ended June 30, 2003. Cost of goods sold as a percentage of sales increased to 37.64% for the six months ended June 30, 2003, from 35.04% for the six months ended June 30, 2002. The increase was a result of an increase in the cost of raw materials and discounting sales prices to promote our hotel business. The increase was also a result of an increase in cost of raw materials and lower sale prices and additional sales discount promotions in our communication division to meet the telecommunications related market competition.

(3) GROSS PROFIT. Consolidated gross profit decreased by $735,984, from
$4,556,752 for the six months ended June 30, 2002 to $3,820,768 for the six months ended June 30, 2003. Gross profit as a percentage of sales decreased to
62.36% for the six months ended June 30, 2003 from 64.96% for the six months ended June 30, 2002. This decrease in gross profit as a percentage of sales was the result of an increase in the cost of materials and operating costs.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $784,261, from $2,980,638 for the six months ended June 30, 2002 to
$2,196,377 for the six months ended June 30, 2003. The selling and administrative expenses as a percentage of sales decreased to 35.85% for the six months ended June 30, 2003 from 42.49% for the six months ended June 30,
2002.The decrease in selling and administrative expenses was due to the decrease in the cost of our administrative and selling expenses in our hotels'
operations.

(5) NET INCOME. Consolidated net income increased $52,415, or approximately
5.4%, from $978,651 for the six months ended June 30, 2002 to $1,031,066 for the three months ended March 31, 2003. The increase was mainly due to a decrease in selling and administrative expenses of our hotel operations.

Segmented results

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Sales decreased by $848,971, or approximately 16.46%, from $5,159,305 for the six months ended June 30, 2002 to $4,310,334 for the six months ended June 30, 2003. The decrease was a result of a decrease in our hotel operations due to SARS in China.

     Telecommunication operations: Sales decreased by $39,164, or approximately
2.1%, from $1,855,312 for the six months ended June 30, 2002 to $1,816,148 for the six months ended June 30, 2003. The decrease was a result of lower sale prices and increased sales discount promotions to meet market competition.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Cost of goods sold decreased by $202,623, from $1,516,431 for the six months ended June 30, 2002 to $1,313,808 for the six months ended
June 30, 2003. Cost of goods sold as a percentage of sales increased to 30.5%
for the three months ended March 31, 2003 from 29.39% for the six months ended
June 30, 2002. The increase in cost of goods sold as a percentage of sales is attributable to an increase in the cost of materials and operating costs.

     Telecommunication operations: Cost of goods sold increased by $50,472, from
$941,434 for the six months ended June 30, 2002 to $991,906 for the six months ended June 30, 2003. Cost of goods sold as a percentage of sales increased to
54.62% for the six months ended June 30, 2003 from 50.74% for the six months ended June 30, 2002. The increase was a result of an increase in cost of raw materials and lower sale prices and additional sales discount promotions to meet the market competition.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Gross profit decreased by $646,348, from $3,642,874 for the six months ended June 30, 2002 to $2,996,526 for the six months ended June
30, 2003. As a percentage of sales, gross profit decreased from 70.60% for the six months ended June 30, 2002 to 69.52% for the six months ended June 30, 2003.
The decrease in gross profit as a percentage of sales resulted from lower selling prices and increases in the cost of materials and operating costs.

     Telecommunication operations: Gross profit decreased by $89,636, from
$913,878 for the six months ended June 30, 2002 to $824,242 for the six months ended June 30, 2003. As a percentage of sales, gross profit decreased from
49.26% for the six months ended June 30, 2002 to 45.38% for the six months ended
June 30, 2003. The decrease in gross profit as a percentage of sales was the result of an increase in cost of raw materials and lower sale prices and an increase in sales discount promotions to meet the market competition

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Selling and administrative expenses decreased by
$718,460, from $2,550,186 for the six months ended June 30, 2002 to $1,831,726 for the six months ended June 30, 2003. Selling and administrative expenses as a percentage of sales decreased to 42.49% for the six months ended June 30, 2003 from 49.43% for the six months ended June 30, 2002. This decrease was a result of decrease in promotion expense, such as entertainment expense, due to the existence of SARS in China during this period.

     Telecommunication operations: Selling and administrative expenses decreased by $65,801, from $430,452 for the six months ended June 30, 2002 to $364,651 for the six months ended June 30, 2003. Selling and administrative expenses as a percentage of sales decreased to 20.07% for the six months ended June 30, 2003 from 23.20% for the six months ended June 30, 2002. The decrease in selling and administrative expenses as a percentage of sales was a result of decrease in expenses.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel operations: Net income increased by $86,020, from $722,952, or 14.40%
of sales, for the six months ended June 30, 2002 to $808,972, or 18.77% of sales, for the six months ended June 30, 2003. The increase as a percentage of sales was a result of an decrease in cost of selling and administrative expenses.

     Telecommunications operations: Net income decreased by $24,974, from
$334,320 or 18.2% of sales, for the six months ended June 30, 2002 to $309,346, or 17.3% of sales, for the six months ended June 30, 2003. The decrease was a result of an increase in cost of raw materials, lower sale prices, and increased sales discount promotions to meet the market competition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, net cash provided by operating activities was $316,772, net cash used in investing activities was $40,972, and net cash provided by financing activities was $703,760.

As of June 30, 2002, net cash provided by operating activities was $4,602,935, net cash used in investing activities was $3,805,366, and net cash provided by financing activities was $75,582

Net cash provided by operating activities decreased by $4,286,163 to $316,772 for the six months ended June 30, 2003, representing a decrease of approximately
93.12%. The decrease in cash flow from operating activities reflects payments on related party receivables made during the year 2003.

Net cash used in investing activities decreased by $3,764,394 to $40,972 for the six months ended June 30, 2003, representing a 98.92% decrease, compared to
$3,805,366 net cash used for the same period of 2002. The decrease was due to a reduction in spending on improvements and equipment.

Net cash provided by financing activities increased by $628,178 to $703,763 for the six months ended June 30, 2003, representing a 831% increase, compared to
$75,582 for the same period of 2002. The increase was primarily due to collections on a note receivable.

Going forward, our primary requirements for cash consist of: (1) the continued
implementation of our Hotel and Telecommunications Division s' existing business model in China and general overhead and personnel related expenses to support these activities; (2) continued promotional activities pertaining to our attempt to increase hotel related revenues; (3) the development costs of our hotel operations in China; (4) the payment of cash contributions due to the joint ventures under the joint venture agreements; and (5) payments due to the former equity owners of our subsidiaries. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2003 fiscal year.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for each operating unit was generated by contributions of initial shareholders (Hotel operations:
$11,960,000, Telecommunication operations: $1,580,000, Farm operations:
$2,410,000). No bank loans were obtained for the Hotel, Telecommunications, or
Farm operations. We had cash Contributions required to be made by June 2003 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $9,936,210 due to our former joint venture partners. Since our Farm operation was ceased at December 31, 2002, only
$500,000 additional investment requirement for our communication division remains outstanding to be paid. In addition, the $9,936,210 originally due to our former joint venture partners has been paid down to $4,932,273 as of June
30, 2003. The balances are to be funded from the profits generated from the operations of our subsidiaries and, if necessary, equity financing, although there are no assurances that we will be successful in ever obtaining equity financing for those purposes. Our former joint venture partners extended the
June 2003 payment date to June 2004 for capital contributions. We intend to fund the capital improvements to be made to the hotel from positive cash flow generated from hotel operations.

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
    10.16 Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural
          Development Co., Ltd.***
    10.17 Reply To The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple
          Leaf High Technology Agricultural Development Co., Ltd.***
    31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1  Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2  Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------
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
2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December
7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31,
2002 filed on May 14, 2002; (e) our Form 10Q for the period ended June 30,
2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002; (f) our Form 10Q for the period ended September 30, 2002, filed on November 14, 2002; (g) our Form 10Q for the period ended March 31,
2003, filed on May 15, 2003;  and (h) our Form 10K for the year ended December
31, 2002, filed on April 16, 2003.

B. Reports on Forms 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YI WAN GROUP, INC.

Date: August 14, 2003          By:/s/ Chang Wan Ming
                               Chang Wan Ming, President

