Form 10-Q/A
period 2003-06-30
YI WAN GROUP INC
filed 2003-09-23
CIK 1157667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

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

(5) NET INCOME. Consolidated net income increased $52,415, or approximately
5.4%, from $978,651 for the six months ended June 30, 2002 to $1,031,066 for the six months ended June 30, 2003. The increase was mainly due to a decrease in selling and administrative expenses of our hotel operations.

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

As of June 30, 2002, net cash provided by operating activities was $4,602,935, net cash used in investing activities was $3,805,366, and net cash provided by financing activities was $75,582.

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
2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December
7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31,
2002 filed on May 14, 2002; (e) our Form 10Q for the period ended June 30,
2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002; (f) our Form 10Q for the period ended September 30, 2002, filed on November 14, 2002; (g) our Form 10Q for the period ended March 31,
2003, filed on May 15, 2003;  (h) our Form 10Q for the period ended June 30,
2003, filed on August 14, 2003; and (i) our Form 10K for the year ended December
31, 2002, filed on April 16, 2003.

B. Reports on Forms 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YI WAN GROUP, INC.

Date: September 23, 2003          By:/s/ Cheng Wan Ming
                               Cheng Wan Ming, President

