Form 10-Q
period 2003-09-30
YI WAN GROUP INC
filed 2003-11-14
CIK 1157667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended September 30, 2003

                                       or

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

The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2003 was 16,506,250.
      Title of Class                      Number of Shares Outstanding
       Common Stock                               16,506,250

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                               YI WAN GROUP, INC.
                               TABLE OF CONTENTS
                                                                            Page
PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements ............................................   1
Item 2.   Management's Discussion and Analysis of Financial Condition

PART II
OTHER INFORMATION

Item 1    Legal Proceedings ...............................................  20
Item 2    Changes in Securities and Use of Proceeds .......................  20
Item 3    Defaults upon Senior Securities..................................  20
Item 4    Submission of Matters to a Vote of Securities ...................  20
Item 5    Other Information ...............................................  20
Item 6    Exhibits and Reports on Form 8-K ................................  20

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       YI WAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

     A S S E T S
                                               September 30,           December 31,
                                                    2003                   2002
                                            -------------------    -------------------
                                                (Unaudited)             (Audited)
                                            -------------------    -------------------
CURRENT ASSETS:
  Cash                                       $       3,240,020      $       2,135,154
  Accounts receivable, net of allowance
     for doubtful accounts of $6,455 at
     September 30, 2003 and December 31,
     2002                                            1,719,379              1,284,655
  Due from related parties                           2,904,105              1,686,504
  Note receivable                                      521,142              1,217,579
  Inventories                                          660,182                568,051
  Assets of discontinued operations                          -                  1,289
  Prepaid expenses                                      71,614                 44,826
                                            -------------------    -------------------
     Total current assets                            9,116,442              6,938,058
                                            -------------------    -------------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net           17,547,218             19,131,044
                                            -------------------    -------------------

OTHER ASSETS:
  Intangible asset, net                              1,598,671              1,635,958
  Equipment held for sale                              591,007                      -
  Deferred tax asset                                   238,411                182,044
  Other non-current assets                             409,051                295,125
                                            -------------------    -------------------
     Total other assets                              2,837,140              2,113,127
                                            -------------------    -------------------

        Total assets                         $      29,500,800      $      28,182,229
                                            ===================    ===================

     L I A B I L I T I E S  A N D  S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
     Accounts payable                        $         365,716      $         370,101
     Accounts payable - related party                    7,475                 87,417
     Accrued liabilities                               669,517                763,309
     Wages and benefits payable                        272,581                265,580
     Sales tax payable                                 873,013                875,510
     Income taxes payable                              954,307              1,279,595
     Due to shareholders                                88,801                 88,800
     Due to prior owners of joint ventures           4,932,273              4,932,273
     Notes payable                                      81,902                 83,107
     Liabilities of discontinued operations                  -                  1,289
                                            -------------------    -------------------
        Total current liabilities                    8,245,585              8,746,981
                                            -------------------    -------------------

MINORITY INTEREST                                    1,850,222              1,704,310
                                            -------------------    -------------------
SHAREHOLDERS' EQUITY:
     Common stock, no par value, authorized
        50,000,000 shares, 16,506,250 shares
        issued and outstanding                          10,078                 10,078
     Paid-in-capital                                 5,113,823              5,109,656
     Statutory reserves                             10,832,731             10,832,731
     Retained earnings                               3,363,305              1,707,878
     Accumulated other comprehensive income             85,056                 70,595
                                            -------------------    -------------------
        Total shareholders' equity                  19,404,993             17,730,938
                                            -------------------    -------------------
           Total liabilities and
              shareholders' equity           $      29,500,800      $      28,182,229
                                            ===================    ===================

                       YI WAN GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                    Three months ended               Nine months ended
                                              ------------------------------   ------------------------------
                                                      September 30,                    September 30,
                                              ------------------------------   ------------------------------
                                                   2003            2002             2003            2002
                                              --------------  --------------   --------------  --------------
                                                (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                              --------------  --------------   --------------  --------------
NET SALES                                      $  3,502,345       3,886,465     $  9,628,827    $ 10,901,082
COST OF SALES                                     1,334,116       1,414,178        3,639,830       3,872,043
                                              --------------  --------------   --------------  --------------
GROSS PROFIT                                      2,168,229       2,472,287        5,988,997       7,029,039
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,147,900       1,342,010        3,344,277       4,322,648
                                              --------------  --------------   --------------  --------------
INCOME FROM OPERATIONS                            1,020,329       1,130,277        2,644,720       2,706,391
                                              --------------  --------------   --------------  --------------
OTHER INCOME (EXPENSE)                               (4,259)            558           15,463         (21,271)
                                              --------------  --------------   --------------  --------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES AND MINORITY
  INTEREST                                        1,016,070       1,130,835        2,660,183       2,685,120
PROVISION FOR INCOME TAXES                          333,049         372,483          858,844         869,496
                                              --------------  --------------   --------------  --------------
INCOME BEFORE MINORITY INTEREST                     683,021         758,352        1,801,339       1,815,624
MINORITY INTEREST                                   (58,660)        (53,477)        (145,912)       (112,942)
                                              --------------  --------------   --------------  --------------
NET INCOME FROM CONTINUING OPERATIONS               624,361         704,875        1,655,427       1,702,682
DISCONTINUED OPERATIONS:
  Loss from discontinued operations (net of
  applicable income tax of $0)                            -         (13,734)              -          (35,018)
    Minority interest                                     -           1,374               -            3,502
                                              --------------  --------------   --------------  --------------
         Loss from discontinued operations                -         (12,360)              -          (31,516)

NET INCOME                                          624,361         692,515        1,655,427       1,671,166
OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment          16,663           8,715           14,461          (1,997)
                                              --------------  --------------   --------------  --------------
COMPREHENSIVE INCOME                           $    641,024         701,230     $  1,669,888    $  1,669,169
                                              ==============  ==============   ==============  ==============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
    From continuing operations                         0.04            0.04             0.10            0.10
    From discontinued operations                          -               -                -               -
                                              --------------  --------------   --------------  --------------
    Earnings per share, basic and diluted      $       0.04            0.04     $       0.10    $       0.10
                                              ==============  ==============   ==============  ==============

                       YI WAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                    Nine months ended September 30,
                                                    ------------------------------
                                                           2003            2002
                                                      ------------    ------------
                                                       (Unaudited)     (Unaudited)
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  1,655,427    $  1,671,166
     Income from discontinued operations                         -          31,516
                                                      ------------    ------------
        Income from continuing operations                1,655,427       1,702,682
  Adjustments to reconcile net income to net cash
  provided by operating activities:
        Minority interest                                  145,912         592,147
        Depreciation                                       572,365       1,138,127
        Amortization                                        37,287          40,049
        Land use cost                                        4,167           4,167
        Deferred tax assets                                (56,367)        (91,689)
        Translation adjustment                              14,461          (1,997)
        Gain from sales of assets                                -           1,449
     (Increase) decrease in assets:
        Accounts receivable                               (434,724)       (393,384)
        Related party receivables                       (1,217,601)      1,846,768
        Inventories                                        (92,131)       (224,299)
        Prepaid expenses                                   (26,788)        (38,201)
        Other non-current assets                          (113,926)       (167,478)
     Increase (decrease) in liabilities:
        Accounts payable                                    (4,385)        168,136
        Accounts payable - related party                   (79,942)        100,920
        Accrued liabilities and other
         current liabilities                               (93,791)         37,332
        Wages and benefits payable                           7,001          11,783
        Sales tax payable                                   (2,497)         (8,417)
        Income taxes payable                              (325,288)        (76,026)
     Cash provided by discontinued operations                    -          90,602
                                                      ------------    ------------
           Net cash provided by operating activities       (10,820)      4,732,671
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of assets                               -          13,372
     Purchase of land use right                                  -        (315,722)
     Purchase of improvements and equipment                420,454      (3,501,228)
                                                      ------------    ------------
           Net cash used in investing activities           420,454      (3,803,578)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Collections on note receivable                        696,437               -
     Borrowings on notes payable                            (1,205)         71,960
     Distribution of statutory reserves
      to Farm employees                                          -         (93,979)
                                                      ------------    ------------
           Net cash provided by financing
            activities                                     695,232         (22,019)
                                                      ------------    ------------
NET CHANGE IN CASH                                       1,104,866         907,074
CASH, beginning of period                                2,135,154       1,306,992
                                                      ------------    ------------
CASH, end of period                                   $  3,240,020    $  2,214,066
                                                      ============    ============

                       YI WAN GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                               Accumulated
                                                                                                  other
                                     Number     Common      Paid-in    Statutory   Retained   comprehensive
                                   of shares    stock       capital     reserves   earnings      income        Totals
                                  ----------- ----------- ----------- ----------- -----------  -----------  -----------
                                  (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
                                  ----------- ----------- ----------- ----------- -----------  -----------  -----------

BALANCE, January 1, 2003, audited 16,506,250  $    10,078 $ 5,109,656 $10,832,731 $ 1,707,878  $    70,595  $17,730,938

  Net income                                                                        1,655,427                 1,655,427
  Additions to paid in capital                                  4,167                                             4,167
    (land use right)
  Foreign currency translation                                                                      14,461       14,461
    adjustments
                                  ----------- ----------- ----------- ----------- -----------  -----------  -----------

BALANCE, September 30, 2003       16,506,250  $    10,078 $ 5,113,823 $10,832,731 $ 3,363,305  $    85,056  $19,404,993
                                  =========== =========== =========== =========== ===========  ===========  ===========

BALANCE, January 1, 2002, audited 16,256,250  $     5,078 $ 5,104,105 $ 9,113,617 $ 2,945,701  $   (17,370) $17,151,131

  Net income                                                                        1,671,166                 1,671,166
  Additions to paid in capital                                  4,167                                             4,167
    (land use right)
  Distribution to Farm employees                                        (93,979)                                (93,979)
  Foreign currency translation                                                                      (1,997)      (1,997)
    adjustments
                                  ----------- ----------- ----------- ----------- -----------  -----------  -----------
BALANCE, September 30, 2002       16,256,250  $     5,078 $ 5,108,272 $ 9,019,638 $ 4,616,867  $   (19,367) $18,730,488
                                  =========== =========== =========== =========== ===========  ===========  ===========

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

                                              Percentage
              Subsidiary                       Ownership
-----------------------------------------    ------------
Shun De Yi Wan Communication Equipment
  Plant Co., Ltd. (TELECOMMUNICATIONS)            100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)           90
Yi Wan Maple Leaf High Technology
  Agriculture Developing Ltd. Co. (FARM)          90
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)          80

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003, the results of operations for the nine months ended
September 30, 2003 and 2002, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

                      YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                               September 30,    December 31,
                                   2003             2002
                               -------------    -------------
                                (Unaudited)       (Audited)
                               -------------    -------------
Hotel inventory                $    218,623     $    211,453
Telecommunication inventory         441,559          356,598
                               -------------    -------------
    Total inventories          $    660,182     $    568,051
                               =============    =============

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At September 30, 2003, TELECOMMUNICATION's inventory consists of raw materials
($127,192), work in process ($88,943) and finished goods ($225,424).

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $1,240,028 and $1,421,736 for the nine months ended September 30, 2003 and 2002, respectively. No interest expense was paid for the nine months ended September 30, 2003 and 2002.

Note 5 - Earnings per share

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,506,250 and 16,256,250 shares for the nine months ended September 30, 2003 and 2002, respectively),

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

                      YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - QINYANG operations, (continued)

Net loss for the period ended December 31, 2001      $  (191,739)
Net income for the period from January 1, 2002
      to June 2, 2002                                     67,577
                                                    -------------
        Net loss through June 2, 2002                $  (124,162)
                                                    =============

As a percentage of YWG's consolidated net
      income from continuing operations for
      the year ended December 31, 2002                       (5%)
                                                    =============

Note 7 - Discontinued operations

Farm operations

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

Operating results of the discontinued operations for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                                 Three months ended           Nine months ended
                                                    September 30,               September 30,
                                                 2003          2002           2003         2002
                                             --------------------------   --------------------------
External revenue                             $         -   $         -    $         -   $         -
                                             ============  ============   ============  ============
Intercompany revenue                                   -             -               -             -
                                             ============  ============   ============  ============
Loss from discountined operations                      -       (13,734)             -       (35,018)
Minority interest                                      -         1,374              -         3,502
Total loss from discontinued operations      $         -   $   (12,360)   $         -   $   (31,516)
                                             ============  ============   ============  ============

Loss per share from discontinued operations  $      0.00   $      0.00    $      0.00   $      0.00
                                             ============  ============   ============  ============

                      YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Discontinued operations, (continued)

Balance sheets of the discontinued operations as of September 30, 2003 and
December 31, 2002 are as follows:

                                                    September 30,    December 31,
                                                        2003             2002
                                                   --------------   --------------
Cash                                                $          -     $      1,289
                                                   --------------   --------------
    Total assets                                    $          -     $      1,289
                                                   ==============   ==============
Current liabilities                                            -            1,289
Shareholders' equity                                           -                -
                                                   --------------   --------------
    Total liabilities and shareholders' equity      $          -     $      1,289
                                                   ==============   ==============

Hotel Bowling operations

The HOTEL has ceased its bowling operation at the end of September 2003. The
Management of Hotel is in the process of finding potential buyers and formalizing a plan to sell the equipment. As of September 30, 2003, the fair market value of the bowling equipment has not been determined and no impairment of the asset value has been calculated. As of September 30, 2003, the related equipment with a net book value of $591,007 has been recorded as equipment held for sale no gain or loss has been recognized in the current period.

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

                                           HOTEL
                       ---------------------------------------------
                                                                        Telecom-     Inter-
                                                                       munication    segment
                       Restaurant Lodging Entertainment    Totals      equipment   elimination      Totals
                       ---------- ------- ------------- ------------  ----------- -------------  -------------

Total Assets:

September 30, 2003                                      $ 24,047,220  $ 6,786,554  $ (1,854,116)  $ 28,979,658
                                                        ============  ===========  ============
Assets held by parent company                                                                          521,142
                                                                                                  ------------
Total assets - consolidated financial statements                                                  $ 29,500,800
                                                                                                  ============

December 31, 2002                                       $ 22,900,326  $ 6,433,060  $ (2,370,025)  $ 26,963,361
                                                        ============  ===========  ============
Assets held by parent company                                                                        1,217,579
Assets of discontinued operations                                                                        1,289
                                                                                                  ------------
Total assets - consolidated financial statements                                                  $ 28,182,229
                                                                                                  ============

                      YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Segment Information, (continued)

                                            HOTEL
                          -----------------------------------------
                                                                       Telecom-     Inter-
                                               Enter-                munication    segment
                          Restaurant  Lodging tainment     Totals     equipment  elimination     Totals
                          ---------- -------- -------- ------------  ----------  -----------  -----------

 Three months ended September 30, 2003

 Net sales                $1,407,107 $627,814 $514,090  $ 2,549,011  $  953,334  $            $ 3,502,345
 Cost of sales               692,731   43,198   74,797      810,726     523,390                 1,334,116
                          ---------- -------- --------  -----------  ----------  -----------  -----------
 Gross profit                714,376  584,616  439,293    1,738,285     429,944           -     2,168,229
 Operating expenses          165,027   80,525  114,278      359,830     184,772                   544,602
 Depreciation and                                                                                      -
     amortization                                           327,096       5,616                   332,712
 Unallocated expenses                                       270,586                               270,586
                          ---------- -------- --------  -----------  ----------  -----------
 Income from operations   $  549,349  504,091  325,015  $   780,773  $  239,556  $        -   $ 1,020,329
                          ========== ======== ========
 Interest income                                              4,239       2,916                     7,155
 Other income (expense)                                     (11,393)        (21)                  (11,414)
 Provision for income tax                                  (255,071)    (77,978)                 (333,049)
                                                        -----------  ----------  -----------  -----------
 Income before minority
      interest                                          $   518,548  $  164,473  $        -   $   683,021
                                                        ===========  ==========  ===========  ===========

 Three months ended September 30, 2002

 Net sales                $1,285,514 $692,851 $691,545  $ 2,669,910  $1,216,556  $            $ 3,886,466
 Cost of sales               703,201   47,562   51,448      802,211     611,967                 1,414,178
                          ---------- -------- --------  -----------  ----------  -----------  -----------
 Gross profit                582,313  645,289  640,097    1,867,699     604,589           -     2,472,288
 Operating expenses          259,986  135,658  131,652      527,296     228,899                   756,195
 Depreciation and
     amortization                                           333,651       5,479                   339,130
 Unallocated expenses                                       246,686                               246,686
                          ---------- -------- --------  -----------  ----------  -----------  -----------
 Income from operations   $  322,327 $509,631 $508,445      760,066     370,211           -     1,130,277
                          ========== ======== ========
 Interest income                                              2,484       1,705                     4,189
 Other income (expense)                                      (3,631)          -                    (3,631)
 Provision for income tax                                  (249,293)   (123,190)                 (372,483)
                                                        -----------  ----------  -----------  -----------
 Income before minority
      interest                                          $   509,626  $  248,726  $        -   $   758,352
                                                        ===========  ==========  ===========  ===========

                      YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Segment Information, (continued)

                                            HOTEL
                        -------------------------------------------
                                                                      Telecom-     Inter-
                                                Enter-               munication    segment
                        Restaurant   Lodging   tainment     Totals    equipment  elimination     Totals
                        ---------- ---------- ---------- ----------  ----------  -----------  -----------

Nine months ended September 30, 2003

Net sales               $3,679,040 $1,778,936 $1,401,369 $6,859,345  $2,769,482  $            $  9,628,827
Cost of sales            1,834,794    124,769    164,971  2,124,534   1,515,296                  3,639,830
                        ---------- ---------- ---------- ----------  ----------  -----------  ------------
Gross profit             1,844,246  1,654,167  1,236,398  4,734,811   1,254,186           -      5,988,997
Operating expenses         457,254    245,493    282,077    984,824     538,466                  1,523,290
Depreciation and
    amortization                                          1,003,229      16,573                  1,019,802
Unallocated expenses                                        801,185                                801,185
                        ---------- ---------- ---------- ----------  ----------  -----------  ------------
Income from operations  $1,386,992  1,408,674    954,321  1,945,573     699,147           -      2,644,720
                        ========== ========== ==========
Interest income                                              10,491       7,559                     18,050
Other income (expense)                                       (2,567)        (20)                    (2,587)
Provision for income tax                                   (625,977)   (232,867)                  (858,844)
                                                         ----------  ----------  -----------  ------------
Income before minority
     interest                                            $1,327,520  $  473,819  $        -   $  1,801,339
                                                         ==========  ==========  ===========  ============

Nine months ended September 30, 2002

Net sales               $3,984,971 $1,957,619 $1,886,624 $7,829,214  $3,071,868  $            $ 10,901,082
Cost of sales            2,027,292    136,150    155,200  2,318,642   1,553,401                  3,872,043
                        ---------- ---------- ---------- ----------  ----------  -----------  ------------
Gross profit             1,957,679  1,821,469  1,731,424  5,510,572   1,518,467           -      7,029,039
Operating expenses         769,833    386,572    448,655  1,605,060     648,393                  2,253,453
Depreciation and
    amortization                                          1,045,387      16,436                  1,061,823
Unallocated expenses                                      1,007,372                              1,007,372
                        ---------- ---------- ---------- ----------  ----------  -----------  ------------
Income from operations  $1,187,846 $1,434,897 $1,282,769 $1,852,753  $  853,638  $        -   $  2,706,391
                        ========== ========== ==========
Interest income                                               6,207       4,723                     10,930
Other income (expense)                                      (32,201)                               (32,201)
Provision for income tax                                   (594,182)   (275,314)                  (869,496)
                                                         ----------  ----------  -----------  ------------
Income before minority
     interest                                            $1,232,577  $  583,047  $        -   $  1,815,624
                                                         ==========  ==========  ===========  ============

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
of Operation

Forward-Looking Statements:
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China;
(b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i)
identify, hire, train, retain, motivate and manage required personnel or (ii)
successfully manage and exploit existing and potential market opportunities; (d)
whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and
Capital Resources"; (f) although the World Health Organization on June 24, 2003 removed its recommendation that people should postpone all but essential travel to Beijing, China due to Sars and on July 5, 2003 removed Taiwan, China from the list of areas with recent local transmission of Sars, whether there will be continuing negative economic effects upon China and the China hotel and tourist industries due to possible continuing negative perceptions pertaining to Sars;
and (g) whether worldwide economic conditions will negatively affect the tourist industry in China and our hotel related revenues. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange
Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

General

RESULTS OF OPERATIONS

As of September 30, 2003, we had $3,363,305 of retained earnings. As of
September 30, 2003, we had cash of $3,240,020 and total shareholders' equity of
$19,404,993. For the nine months ending September 30, 2003, we had revenues of
$9,628,827 and general, administrative and sales expenses of $3,344,277.

Consolidated results

1) SALES. Consolidated sales decreased by $1,272,255, or approximately 11.67%, from $10,901,082 for the nine months ended September 30, 2002 to $9,628,827 for the nine months ended September 30, 2003. The 11.67% decrease was a result of a decrease in hotel business due to SARS in China.

2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $232,213, from $3,872,043 for the nine months ended September 30, 2002 to $3,639,830 for the nine months ended September 30, 2003. Cost of goods sold as a percentage of sales increased to 37.80% for the nine months ended September 30, 2003, from
35.52% for the nine months ended September 30, 2002. This increase was a result of: (a) an increase in the cost of raw materials; and (b) discounting sales prices to promote our hotel business. This increase was also a result of an increase in cost of raw materials and lower sale prices and additional sales discount promotions in our communication division to meet the telecommunications related market competition.

(3) GROSS PROFIT. Consolidated gross profit decreased by $1,040,042, from
$7,029,039 for the nine months ended September 30, 2002 to $5,988,997 for the nine months ended September 30, 2003. Gross profit as a percentage of sales decreased to 62.19% for the nine months ended September 30, 2003 from 64.48% for the nine months ended September 30, 2002. This decrease in gross profit as a percentage of sales was the result of an increase in the cost of materials and operating costs.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $978,371, from $4,322,648 for the nine months ended September 30,
2002 to $3,344,277 for the nine months ended September 30, 2003. The selling and administrative expenses as a percentage of sales decreased to 34.73% for the nine months ended September 30, 2003 from 39.65% for the nine months ended
September 30, 2002.The decrease in selling and administrative expenses is attributed to the decrease in the cost of our administrative and selling expenses in our hotel related operations.

(5) NET INCOME. Consolidated net income decreased $15,739, or approximately
0.94%, from $1,671,166 for the nine months ended September 30, 2002 to
$1,655,427 for the nine months ended September 30, 2003. The decrease was mainly due to: (a) a decrease in sales in our hotel business due to SARS in China; and
(b) an increase in cost of raw materials, lower sale prices, and additional sales discount promotions pertaining to our telecommunications division.

Segmented results

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Sales decreased by $969,869, or approximately 12.39%, from $7,829,214 for the nine months ended September 30, 2002 to $6,859,345 for the nine months ended September 30, 2003. The decrease was a result of a decrease in our hotel operations due to SARS in China.

     Telecommunication operations: Sales decreased by $302,386, or approximately
9.84%, from $3,071,868 for the nine months ended September 30, 2002 to
$2,769,482 for the nine months ended September 30, 2003. The decrease was a result of lower sale prices and increased sales discount promotions to meet market competition.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Cost of goods sold decreased by $194,108, from $2,318,642 for the nine months ended September 30, 2002 to $2,124,534 for the nine months ended September 30, 2003. Cost of goods sold as a percentage of sales increased to 30.97% for the nine months ended September 30, 2003 from 29.62% for the nine months ended September 30, 2002. The increase in cost of goods sold as a percentage of sales is attributable to an increase in the cost of materials and operating costs.

     Telecommunication operations: Cost of goods sold decreased by $38,105, from
$1,553,401 for the nine months ended June 30, 2002 to $1,515,296 for the nine months ended September 30, 2003. Cost of goods sold as a percentage of sales increased to 54.71% for the nine months ended September 30, 2003 from 50.57% for the nine months ended September 30, 2002. The increase was a result of an increase in cost of raw materials and lower sale prices and additional sales discount promotions to meet the market competition.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel operations: Gross profit decreased by $775,761, from $5,510,572 for the nine months ended September 30, 2002 to $4,734,811 for the nine months ended
September 30, 2003. As a percentage of sales, gross profit decreased from 70.38%
for the nine months ended September 30, 2002 to 69.03% for the nine months ended
September 30, 2003. The decrease in gross profit as a percentage of sales resulted from lower selling prices and increases in the cost of materials and operating costs.

     Telecommunication operations: Gross profit decreased by $264,281, from
$1,518,467 for the nine months ended September 30, 2002 to $1,254,186 for the nine months ended September 30, 2003. As a percentage of sales, gross profit decreased from 49.43% for the nine months ended September 30, 2002 to 45.29% for the nine months ended September 30, 2003. The decrease in gross profit as a percentage of sales was the result of an increase in the cost of raw materials and lower sale prices and an increase in sales discount promotions to meet the market competition

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel operations: Selling and administrative expenses decreased by
$868,581, from $3,657,819 for the nine months ended September 30, 2002 to
$2,789,238 for the nine months ended September 30, 2003. Selling and administrative expenses as a percentage of sales decreased to 40.66% for the nine months ended September 30, 2003 from 46.72% for the nine months ended
September 30, 2002. This decrease was a result of a decrease in promotion expense, such as entertainment expense, due to the existence of SARS in China during this period.

     Telecommunication operations: Selling and administrative expenses decreased by $109,790, from $664,829 for the nine months ended September 30, 2002 to
$555,039 for the nine months ended September 30, 2003. Selling and administrative expenses as a percentage of sales decreased to 20.04% for the nine months ended September, 2003 from 21.64% for the nine months ended
September 30, 2002. The decrease in selling and administrative expenses as a percentage of sales was a result of decrease in expenses.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel operations: Net income increased by $94,943, from $1,232,577, or
15.74% of sales, for the nine months ended September 30, 2002 to $1,327,520, or
19.35% of sales, for the nine months ended September 30, 2003. The increase as a percentage of sales was a result of a decrease in cost of selling and administrative expenses.

     Telecommunications operations: Net income decreased by $109,228, from
$583,047 or 18.98% of sales, for the nine months ended September 30, 2002 to
$473,819, or 17.11% of sales, for the nine months ended September 30, 2003. The decrease was a result of an increase in cost of raw materials, lower sale prices, and increased sales discount promotions to meet the market competition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, net cash used in operating activities was $10,820; net cash provided by investing activities was $420,454; and net cash provided by financing activities was $695,232.

As of September 30, 2002, net cash provided by operating activities was
$4,732,671; net cash used in investing activities was $3,803,578; and net cash used in financing activities was $22,019.

Net cash provided by operating activities decreased by $4,743,491 to $10,820 used in operating activities for the nine months ended September 30, 2003, representing a decrease of approximately 100.23%. The decrease in cash flow from operating activities reflects an increase in related party receivables during the year 2003.

Net cash used in investing activities decreased by $4,224,032 to $420,454 provided by investing activities for the nine months ended September 30, 2003, representing a 111.05% decrease, compared to $3,803,578 net cash used for the same 2002 period. The decrease was due to a reduction in spending on improvements and equipment.

Net cash provided by financing activities increased by $717,251 to $695,232 for the nine months ended September 30, 2003, representing a 32.57% increase, compared to $22,019 used in financing activities for the same period of 2002.
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

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for each operating unit was generated by contributions of initial shareholders, as follows: (1) Hotel operations: $11,960,000; (2) Telecommunication operations: $1,580,000; and (3)
Farm operations: $2,410,000. No bank loans were obtained for the Hotel,
Telecommunications, or Farm operations. We had cash Contributions required to be made by June 2003 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $9,936,210 due to our former joint venture partners. Since our Farm operation ceased at December 31, 2002, only
$500,000 additional investment requirement for our Telecommunication division remains outstanding to be paid. In addition, the $9,936,210 originally due to our former joint venture partners has been paid down to $4,932,273 as of
September 30, 2003. The balances are to be funded from the profits generated from the operations of our subsidiaries and, if necessary, equity financing, although there are no assurances that we will be successful in ever obtaining equity financing for those purposes. Our former joint venture partners extended the June 2003 payment date to June 2004 for capital contributions. We intend to fund the capital improvements to be made to the hotel from positive cash flow generated from hotel operations.

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

There were no significant changes in the Company's internal control over financial reporting, to the knowledge of the management of the Company, or in other factors that have materially affected or are reasonably likely to materially affect, these internal controls over financial reporting subsequent to the evaluation date.

                           Part II: Other Information

Item 1.   Legal Proceedings
Not applicable.

Item 2.   Changes in Securities and Use of Proceeds
Not applicable.

Item 3.   Defaults upon Senior Securities
Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.   Other information
Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
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
2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December
7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31,
2002 filed on May 14, 2002; (e) our Form 10Q for the period ended June 30,
2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002; (f) our Form 10Q for the period ended September 30, 2002, filed on November 14, 2002; (g) our Form 10Q for the period ended March 31,
2003, filed on May 15, 2003;  (h) our Form 10Q for the period ended June 30,
2003, filed on August 14, 2003 and an amendment thereto filed on September 23,
2003; and (i) our Form 10K for the year ended December 31, 2002, filed on April
16, 2003.

B. Reports on Forms 8-K
None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               YI WAN GROUP, INC.

Date: November 12, 2003          By:/s/ Cheng Wan Ming
                               Cheng Wan Ming, President

