Form 10-K
period 2003-12-31
YI WAN GROUP INC
filed 2004-03-30
CIK 1157667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number 000-33119

                               YI WAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Florida                                          33-0960062
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

       101 E. 52 Street, 9th Floor
       New York, New York                                         10022
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (212) 752-9700

                              All communications to
                             Arthur S. Marcus, Esq.
                 Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP
                           101 E. 52 Street, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         NAme of each exchange on which registered
     -------------------         -----------------------------------------
           None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

         The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed fiscal quarter is $3,570,625.

         The issuer's revenues for its most recent fiscal year were $12,495,189.

         As of December 31, 2003, there were 16,506,250 shares of our common stock issued and outstanding.

                                TABLE OF CONTENTS
                          TO ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2003

PART I

Item 1.     Description of Business............................................2
Item 2.     Description of Property...........................................36
Item 3.     Legal Proceedings.................................................38
Item 4.     Submission of Matters to a Vote of Security Holders...............38

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................39
Item 6.     Selected Financial Data...........................................40
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation .....................41
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk .......47
Item 8      Financial Statements and Supplementary Data ......................47
Item 9      Changes in and Disagreements on Accounting and Financial
            Disclosure .......................................................66
Item 9A.    Controls and Procedures ..........................................66

PART III

Item 10.    Directors and Executive Officers of the Registrant ...............66
Item 11.    Executive Compensation ...........................................70
Item 12.    Security Ownership of Certain Beneficial Owners and Management ...73
Item 13.    Certain Relationships and Related Transactions ...................74
Item 14.    Controls and Procedures ..........................................75

PART IV

Item 15.    Exhibits, Financial Schedules, and Reports on Form 8-K ...........76

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in Florida in May 1999. We are authorized to issue 50,000,000 shares of common stock, no par value, of which 16,506,250 shares of common stock are issued and outstanding. We are authorized to issue 20,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding.

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

QINYANG YI WAN HOTEL CO., LTD. On March 20, 2001, we entered into a joint venture agreement with the Qinyang Hotel. This agreement provides for the establishment of a Joint Venture Limited Liability Company, the Qinyang Yi Wan Hotel Co., Ltd., which operates the Quinyang Yi Wan Hotel in Qing Yang City, Henan Province, China. The joint venture agreement provides that the joint venture will provide up-scale lodging, food and beverage, entertainment, and meeting and conference facility services. We entered into this joint venture agreement with Qinyang Hotel (OLD QINYANG), a third party to set up Qinyang Yi Wan Hotel Co., Ltd. According to the joint venture agreement, the registered capital of QINYANG is approximately $2,413,389 (RMB20,000,000). We will contribute approximately $1,930,711 (RMB16,000,000) in exchange for an 80% equity interest in QINYANG. OLD QINYANG will contribute approximately $361,906 (RMB3,000,000) in the form of a building and land use right and $120,672 (RMB1,000,000) in cash, in exchange for a 20% equity interest in Quinyang Yi Wan Hotel Co. Ltd. The registered capital amount of $2,413,389 (RMB20,000,000) has been contributed by each joint venture partner. We have contributed our share of capital of $1,930,711

(RMB16,000,000) from funds generated by our Jiaozuo Yi Wan Hotel Division and proceeds generated from the sale of the assets of our agriculture subsidiary.

On June 3, 2002, the Jiaozuo Foreign Trade and Economy Cooperative Bureau issued a temporary license to Qinyang Yi Wan Hotel Co., Ltd. The official license, however, will not be issued until the Jiaozuo Foreign Trade and Economy Cooperative Bureau completes an audit of the capital contribution to verify whether the full capital requirement of $2,413,389 (RMB 20,000,000) has been met. In 2003, the Jiaozuo Foreign Trade and Economy Cooperative Bureau conducted the audit and issued the official license. Quinyang Yi Wan Hotel Co., Ltd and the Qinyang Hotel are located at:

         Quinyang Yi Wan Hotel Co., Ltd./Qinyang Hotel
         53 West Huai Fu Road
         Qing Yang City
         Henan Province, Cbina
         Tel: 86-391-566-9000
         Fax: 86-391-566-9006
         Email: yiwan@public2.lyptt.ha.cn

SHUN DE YI WAN COMMUNICATION EQUIPMENT PLANT CO. LTD. On January 1, 2000, we acquired 100% of the equity interest in Shun de Yi Wan Communication Equipment Plant Company, Ltd., which in 1993 was originally established as a foreign investment joint venture in China. Our telecommunications subsidiary manufactures exchange distribution frames equipment and is located at:

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

Each of our subsidiaries is registered as independent Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the United States. The respective Articles of Association of our two Foreign Invested Enterprise hotels provide for a 30-year term while our telecommunications company provides for a 15-year term. The term of our agreements and business licenses for our two joint venture hotel companies are 30 years. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors of those subsidiaries and approved by the original examination and approval authority in China. We control the board of directors for our joint venture hotel companies. In addition, we have the ability to select six of the seven board members for our hotel subsidiaries. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations, the termination of the joint venture, which require a unanimous vote.

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

Our subsidiaries operate as a separate division, as well as a separate business segment, as defined by generally accepted accounting principles. Detailed financial information concerning the revenues, income and assets of each of our business segments is provided in our financial statements and accompanying notes. Accordingly, we conveniently refer to the subsidiaries as:

   o  Hotel Division or Hotel Company; and

   o  Telecommunications Division or Telecommunications Company.

ORGANIZATIONAL HISTORIES OF OUR SUBSIDIARY COMPANIES

Prior to our acquisition of our hotel and telecommunications companies, these companies were owned by:

   o Shun'ao Industry and Commerce Company, a company established under the laws of the People's Republic of China;

   o Marco Wan Da Construction, a company established under the laws of Macao, a Portuguese overseas territory located in the South China area; and

   o Shun De Zhiyuan Developing Co., a company established under the laws of the People's Republic of China and which had an ownership interest in only our telecommunications company.

As a result of the transactions described below, all of the former individual owners of Shun'ao Industry and Commerce Company are also our shareholders. In addition, as a result of the transactions described below we have the following ownership interests in our subsidiaries:

   o  90% ownership in our Jiaozuo Yi Wan hotel company;

   o  100% ownership in our telecommunications company; and

   o  80% ownership in our Qinyang Yi Wan Hotel company.

JIAOZUO YI WAN HOTEL CO., LTD. Our Jiaozuo Yi Wan Hotel division was originally formed in December 1996, as a Foreign Invested Enterprise Joint Venture in the Jiaozuo City region of Henan Province, China. Originally, Shun'ao Industry and Commerce Company, a China based company, owned a 70% equity interest in the hotel company, and Marco Wan Da Construction, a company established under the laws of Macao, owned a 30% equity interest. All of the individual owners of the China and Macao based companies are also our shareholders. In November 1999, the China and Macao based companies agreed to transfer 90% of their total equity in the hotel company to us, with 60% being transferred by the China based company and 30% being transferred by the

Macao based investor. The amended articles of association, the joint venture contract and the equity transfer agreement among the original joint venture parties and us provide that we assume the total capital contribution requirement of the foreign investor in the amount of RMB 7,500,000 (approximately US $906,000) and a portion of the China based company's capital contribution requirement in the amount of RMB 15,000,000 (approximately US $1.8 million). In addition, the joint venture contract, the articles and the equity transfer agreement require that an additional investment of approximately US $3 million be made into the hotel company above and beyond the joint venture's registered capital and that we pay our share of the total investment (approximately US $2.7 million) within six months of the issuance of a new business license for the joint venture. These transfers were approved by the Chinese approval authorities; thereafter, the equity split has been 10% for the China based company, while we have a 90% interest. The original parties in the hotel joint venture made the required total investment and registered capital contributions to the joint venture. Accordingly, our obligations to contribute to registered capital and the total investment in the hotel joint venture have been satisfied by our assumption of 90% of the equity interests of the original partners. Our obligations to the original parties under the equity transfer agreement, however, amount to RMB 22,500,000 ( approximately US $2.7 million) owed to the original partners to the hotel joint venture for their transfer to us of 90% of the joint venture equity interests.

The hotel joint venture has recorded a payable of RMB 49,000,000 (approximately US $5.2 million) to the original parties in the joint venture. This payable is the result of the reduction of the total investment in the joint venture from the original RMB 99,000,000 (approximately $11.9 million), which was paid in full, to RMB 50,000,000 (approximately US $6 million) in the amended joint venture. The payable of RMB 49,000,000 (approximately US$5.2 million) was paid off as of December 31, 2002.

QINYANG YI WAN HOTEL CO., LTD. On March 20, 2001 we entered into a joint venture agreement with Qinyang Hotel providing for the establishment of a Joint Venture Limited Liability company, the Qinyang Yi Wan Hotel Co., Ltd., which operates the Quinyang Yi Wan Hotel in Qing Yang City, Henan Province, China. On June 3, 2002, the Jiaozuo Foreign Trade and Economy Cooperative Bureau issued a temporary license to Qinyang Yi Wan Hotel Co., Ltd. The official license, however, will not be issued until the Qinyang Yi Wan Hotel Co., Ltd. meets the registered capital requirement of US$2,413,389 (RMB 20,000,000). Although the full registered capital requirement of US$2,413,389 (RMB 20,000,000) has already been made, a verification report on the capital contribution must be made by the Jiaozuo Foreign Trade and Economy Cooperative Bureau. In 2003, the Jiaozuo Foreign Trade and Economy Cooperative Bureau conducted the audit and verified the capital contribution, and issued the official license.

SHUN DE YI WAN COMMUNICATIONS EQUIPMENT PLANT CO., LTD. Our telecommunications company was originally formed in Shun de City, Guangdong Province, China, as a Foreign Invested Enterprise Joint Venture in September 1993 by Shun de Zhiyuan Developing Co., a China based company, and Marco Wan Da Construction, a Macao based company. In March 2000, both the China-based investor and the Macao-based company agreed to transfer 100% of the equity in the telecommunications company to us, with 35% and 65% being transferred by the China-based company and the Macao-based company, respectively. The articles of association provide that we assume the total capital contribution requirements of the enterprise in the amount of US $1,500,000 (approximately RMB 12,4000,000). In addition, the articles require that an additional investment of approximately US$500,000 be made into the telecommunications company, above and beyond that company's registered capital, and that we pay our share of the total investment within one year of the issuance of a new business license for the joint venture. The articles, which reflect the transfers and establish our telecommunications company as a Wholly Foreign Owned Enterprise, were approved by the appropriate Chinese approval authorities; thereafter, we own 100% of the telecommunications company.

The original parties in the Telecommunications joint venture made the required and registered capital contributions of US $1,500,000 to the joint venture. Accordingly, the obligation to contribute to registered capital in this joint venture has been satisfied. Pursuant to the articles of association, we have an obligation to contribute an additional investment of US $500,000 to the joint venture. A new business license was issued for our telecommunications company on June 22, 2000. Until approximately June 21, 2001, we failed to make the required additional investment contribution of US $500,000 to our telecommunications company. On June 22, 2001, in accordance with a unanimous written resolution of our telecommunications company's board of directors, we received an extension to June 22, 2003 to make this payment. On June 22, 2003, in accordance with a unanimous written resolution of our telecommunications company's Board of Directors, we received another extension to June 22, 2004.

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

The significant events relating to the hotel company's history include:

   o In September 1996, the hotel company purchased the Tengfei Hotel located in the center of Jiaozuo City from the city government of Jiaozuo;

   o In September 1996, the hotel company began extensive renovation and remodeling of its hotel's main building and construction of a 150,695 square foot lobby, commercial and common space addition to the main building. All renovation and construction was completed in October 1996;

   o In 1997, the hotel company began recruiting personnel and developing western style operational and management training systems;

   o In 1997, the Jiaozuo Yi Wan Hotel received certification from the China National Tourism board.

PRODUCTS AND SERVICES. Our hotel has the following primary product and service offerings:

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

The hotel also has 12 rooms dedicated to meeting and conference space. These rooms service small, medium, and large sized conferences and meetings, and include:

   o Nine small meeting rooms capable of seating up to 20 people. Seven of these rooms have multi-functional seating configurations. Two rooms have large, fixed position oval conference tables with side gallery space for individual chairs. All rooms have climate control and private bathrooms;

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

FOOD AND BEVERAGE OPERATIONS. The hotel has five food and beverage facilities, two full service restaurants, a buffet coffee shop, and a lobby bar, which are described below. The combined capacity of all food and beverage service facilities is 1,500 people, which we believe to be the largest single location of food and beverage facilities in the city of Jiaozuo. All food and beverage facilities are open to the public.

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

   o 16th Floor VIP Restaurant. We completed construction of a new luxury VIP restaurant in December, 2003. The grand opening of the restaurant took place on January 15, 2004. The restaurant is located on the 16th floor of the main building of the Jianzuo Yi Wan Hotel and offers a city view to dining guests. The restaurant is a VIP dining facility with three private suites ranging in capacity from 40 to 50 people. Each suite contains separate sitting areas, large color television, stereo system, karaoke equipment, and a private bathroom. Its decor is traditional Chinese with antiques. The restaurant specializes in the creation and presentation of haute couture gourmet cuisine that is fresh, and showcases the hotel's signature culinary style of blended Cantonese and Henam flavors, with special attention to artistic and theatrical presentation of each dish.

   o VIP Restaurant. The second floor restaurant is a VIP dining facility with 24 private suites ranging in capacity from 10 to 30 people. Each suite contains a separate sitting area, large color television, high quality stereo system, karaoke equipment, and private bathroom. The restaurant specializes in the creation and presentation of haute couture gourmet cuisine that is fresh, and showcases the hotel's signature culinary style of blended Cantonese and Henan flavors. Special attention is given to artistic and theatrical presentation of each dish. Each course of the meal is presented and served to each guest individually.

   o Buffet Coffee Shop. The buffet coffee shop is located on the main floor adjacent to the hotel lobby and serves 50 people. The decor is western style, with the restaurant open 24 hours a day. It offers full breakfast, lunch, and dinner buffets of western and Asian style dishes for each meal.

ENTERTAINMENT OPERATIONS. Our hotel division operates the following entertainment facility, which is open to the public:

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

SAUNA-HEALTH CENTER. The Sauna-Health Center is located on the second floor of the main building of the Jianzuo Yi Wan Hotel. Between September and November 2003, we undertook renovations and construction on the Sauna-Health Center. The newly renovated center was open to the public on November 22, 2003. It includes both a Men's and Ladies' Section offering services ranging from beauty salon, massage, acupuncture, and pedicure to various self-guided relaxation activities, such as full-body-massage water therapy, shower, sauna, and steam. The facility at the Men's Section includes an ancient Egyptian style bath center, which includes a full-body-massage water therapy pool that can accommodate 150 people, four 10-person soaking pools, 10 jacuzzis, 14 individual showers, one 10-person sauna, one 10-person steam room, and 20 massage beds. The facility at the Ladies' Section includes a multi-person water therapy pool, 10 individual showers, multi-functional wet and dry sauna, and 5 massage beds. The new Sauna-Health Center also has a luxurious lounge, beauty salon, 70-person resting lounge, 39 standard rooms, 6 deluxe VIP rooms, kids' playing ground, fitness room, internet bar, deluxe table tennis room, deluxe billiard room, 12 chess rooms, and a Japanese style food court that can accommodate 300 people. The new Sauna-Health Center has a total capacity of 500 people.

SUPPLIERS. The raw materials that our Yi Wan hotel division uses are many and varied and common to all hotel and entertainment facilities. A general sampling of these items and their sources are as follows:

---------------------------------------- ---------------------------------------
                 ITEM                                  SOURCE
---------------------------------------- ---------------------------------------

---------------------------------------- ---------------------------------------
HOTEL DIVISION
---------------------------------------- ---------------------------------------

---------------------------------------- ---------------------------------------
Cigarette/beverage                       Dong Hui Wholesale Shop, Jiaozuo City
---------------------------------------- ---------------------------------------
Seafood                                  Xingli Haiyang Seafood Shop,
                                         Zhengzhou City
---------------------------------------- ---------------------------------------
Seafood                                  Jianwei Seafood Shop, Zhengzhou City
---------------------------------------- ---------------------------------------
General cooking ingredients              Guangdong Lawei Shop, Zhengzhou City
---------------------------------------- ---------------------------------------
Gas                                      Jiaozuo Branch Office of Henan Province
                                         Petroleum Company, Jiaozuo City
---------------------------------------- ---------------------------------------
Wine/Beer                                Henan Jinfeng Jiuhang Corporation Ltd.,
                                         Zhengzhou City
---------------------------------------- ---------------------------------------
Seafood                                  Haiyang Da Shi Jie Shop, Jiaozuo City
---------------------------------------- ---------------------------------------
General cooking ingredients              Yongsheng Ganxian Shop, Jiaozuo City
---------------------------------------- ---------------------------------------
Seafood and cooking ingredients          Nu's Shell Fish Company, Henan
                                         Province, Jiaozuo City
---------------------------------------- ---------------------------------------
Wine/Beer                                Jinshan Brewery, Henan Province.
                                         Zhengzhou City
---------------------------------------- ---------------------------------------
Cigarette/beverage                       Zhenhua Shop, Jiaozuo City
---------------------------------------- ---------------------------------------
General cooking ingredients              Maoyuan Gahuo Shop, Jiaouao City
---------------------------------------- ---------------------------------------
General cooking ingredients              Jiaonan Market, Jiaozuo City
---------------------------------------- ---------------------------------------
Seafood                                  Wuyang Seafood Wholesale,
                                         Zhengzhou City
---------------------------------------- ---------------------------------------

The above suppliers of materials to our hotel division are located within an approximately 200-mile radius of the hotel.

Our hotel division maintains a 10-day supply of common consumable goods, such as alcohol products, guest room sundries and similar products, which is considered standard industry practice. We believe that there are a number of alternative suppliers for all of these products.

SEASONAL VARIATIONS. Our hotel division experiences minor seasonal variations in overall revenue:

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

   o Conference and Meeting Operations. Conference and meeting revenues peak during the periods from April through June and November through December. These periods coincide with the times when many Chinese companies hold their bi-annual meetings and product shows.

POTENTIAL FUTURE GROWTH AND OPERATIONS. Our Jiaozuo Yi Wan Hotel is involved in a number or projects scheduled for completion within the next two years. These projects are in the development stage and are subject to further research, and accordingly, may never be completed. These include:

   o Restaurant Expansion. Our Jiaozuo Hotel Division is researching the feasibility of opening one restaurant in Zhengzhou City and one restaurant in Beijing. Our hotel division is researching, and has discussed with a number of interested parties, the terms of site specific management and ownership, including acquisition, franchise, partnership, and management agreement, regarding these possible restaurant openings. Both restaurants would bear the Yi Wan name and specialize in a unique blend of Guangdong and Henan style cuisine. Both restaurants would target up-scale, urban customers. We have not entered into any specific agreements regarding a restaurant opening and there are no assurances that we will be successful in securing any agreements relating to any such opening.

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

      If we are successful in completing these projects and implementing them into our operations, we will be required to hire the following additional employees:

Restaurant Expansion:
5 managers
60 employees

Lodging Expansion:
3 managers
3 employees

OUR MARKET. Our hotel is located in the metropolitan city of Jiaozuo, Henan province, and considers the city of Jiaozuo and all communities within a 30-mile radius to be its primary market.

Our Jiaozuo hotel division has two primary target markets: travelers and local professionals.

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

Examples of conferences which were held at our Jiaozuo Yi Wan Hotel are:

Dinner parties:

   1.   Overseas Chinese celebrities visiting group party: 320 people

   2.   Jiao Zuo Mobile Telecommunication Company's Mid-Autumn Festival party:
        260 people.

Conferences:

   1.   Henan Province tour industry development conference: 410 people

   2.   Henan Petroleum Company investment conference: 340 people

Products News Conferences:

   1.   Volkswagon Jetta diesel sedan promotion conference: 390 people

   2.   Jiaozuo City tour products promotion conference: 380 people


Our Jiauzuo Yi Wan Hotel Division uses a variety of methods to reach its customers, including advertising and promotional events as described below.

ADVERTISING. Our hotel division conducts extensive product promotional advertising in several venues:

   o  Local television advertising;

   o  Airport and train station billboards;

   o  City promotional materials;

   o  Local print media; and

   o  On-site point-of-purchase.

PROMOTIONAL EVENTS. Promotional events are chiefly coordinated through our Jiauzuo Yi Wan Hotel Division's sales department in conjunction with its entertainment and food and beverage operations. Primary on-going promotional events include big name celebrity entertainment event ticket give-aways, regional or national cuisine tasting, and other culinary events.

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

COMPETITION RELATING TO OUR LODGING OPERATIONS

Our Jiaozuo Yi Wan Hotel Division's two main competitors are the Jiaozuo Yueji Hotel and Jiaozuo Shanyang Hotel. The Jiaozuo Yueji Hotel has 110 guest rooms and the Jiaozuo Shanang Hotel has 148 guest rooms. Both of these hotels are government owned and operated and have received a three-star rating. These hotels offer the following services and products:

   o  Full service restaurant (less than 200 person capacity);

   o  Beauty parlor and business center;

   o  Sundries and gift store;

   o  Night club and karaoke suites (150-200 person capacity);

   o  Massage service; and

   o Small and medium sized meeting and conference rooms (less than 100 person capacity).

These competitors engage in some advertising efforts and compete primarily for price sensitive travelers, including budget business, leisure, and group travelers. We also believe that our Hotel Division has the ability to favorably compete against these hotels within its primary markets for the following reasons:

   o  Higher quality guest room physical condition, due to recent renovation;

   o We believe that these competing hotels are in need of overhaul and renovation;

   o  Cleaner guest rooms;

   o  Higher number of in-guest room amenities; and

   o Higher quality peripheral hotel services (restaurants, entertainment, meeting rooms).

Our Jiaozuo Yi Wan Hotel Division believes that it would take substantial effort for these competitors to match our lodging product.

COMPETITION RELATING TO OUR FOOD AND BEVERAGE OPERATIONS

Our Jiaozuo Yi Wan Hotel Division offers what it considers to be a fresh and innovative fusion blend of Cantonese and Henan style cuisines. This style has become its culinary signature and all menus in each of the four food and beverage facilities reflect this central theme.

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

Competition relating to our Entertainment Operations Night Club. Our Jiaozuo Yi Wan Hotel Division faces competition from the two- and three-star hotel nightclubs in our primary market, the Jiaozuo Yueji Hotel and Jiaozuo Hotel, respectively. Both of these competitors are physically smaller and configured in a social club format featuring a center dance area. Both of these competitors offer occasional live local entertainment. Neither of the competitors engage in wide promotion effort.

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

   o Unique "big name" celebrity entertainment events (no other entity in the province offers these events; and

   o  Higher quality karaoke suites.

TRADEMARKS, LICENSES AND CONCESSIONS

Our Jiaozuo Yi Wan Hotel Division has registered the Jiaozuo Yi Wan Hotel Co., Ltd. name and the Yi Wan hotel operations logo with the Ministry of Administration and Trademarks in China. Our hotel division has a business license in China, which currently expires in December 2027. The trademark is registered in perpetuity provided yearly fees are paid.

Our Jiaozuo Yi Wan Hotel Division is considered to be a foreign investment joint venture by the government in China and receives special income tax treatment from both the provisional (Jiaozuo City) and central government in China, which concessions were granted in 1997. Under the special tax treatment, the hotel company was exempt from central and provincial government income tax for the years ended December 31, 1997 and 1998, followed by a 50% reduction in the central and provincial government income tax for the next three years ended December 31, 1999, 2000, and 2001. Because this status has expired, our hotel subsidiary has been subject to central government income tax at a rate of 30% and a 3% provincial government income tax since 2002.

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

An initial certification and annual review is conducted by the Travel and Tourism Board of Henan Province to be qualified to receive foreign travelers. If a hotel fails to meet the above standards, the certification may be withheld. Our hotel received its certification on January 1, 1997, which has been renewed every year up to and including December, 2003. Our next annual inspection is scheduled for approximately January 2005.

EMPLOYEES

As of December 31, 2003, our hotel division employed a total of 667 full-time employees, comprised of approximately 105 management personnel and 562 staff.

QINYANG YI WAN HOTEL

PRODUCTS AND SERVICES.

Our Qinyang Yi Wan Hotel has the following primary product and service offerings:

   o  Lodging operations (including conference and meeting facilities);

   o  Food and beverage operations; and

   o  Entertainment operations.

LODGING OPERATIONS. The hotel has a total of 58 guest-sleeping rooms consisting of 54 standard guest rooms and 4 suites. All guest rooms are equipped with double or queen size beds, two telephones, remote controlled television, full mini-bar, work station, large closets, in-room climate control, sitting area and large working desk. Bathrooms include shower and tub, western style toilet, spacious vanity, and complimentary travel sundries. Suites include larger sitting and work areas, a second television, and turn-down service.

The Qinyang Yi Wan Hotel also has 2 conference rooms dedicated to meeting and conference space, including:

   o One small meeting room, 99.3 square feet, capable of seating up to 20 people, which has multi-functional seating configurations, climate control and private bathrooms.

   o One large, 391.8 square foot meeting room capable of seating 300 people, which is configured in an auditorium style with a sloping floor and large front presentation stage.

FOOD AND BEVERAGE OPERATIONS. The Qin Yang Hotel has four food and beverage facilities composed of two Chinese restaurants, a Muslim restaurant and lobby bar:

   o Main Floor Restaurant. The main floor restaurant serves 150 people. Its decor is considered traditional Chinese.

   o VIP Restaurant. The second floor restaurant is a VIP dining facility with 20 private suites and serves 50 people.

   o Muslim restaurant. The Muslim restaurant includes one large banquet room located on the main floor adjacent to the hotel lobby and serves 80 people and 9 VIP rooms located on the 2nd floor serving 100 people.

ENTERTAINMENT OPERATIONS. Our QinYang Hotel operates the following three entertainment facilities, which are open to the public:

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

SUPPLIERS

---------------------------------------- ---------------------------------------
                  ITEM                                  SOURCE
---------------------------------------- ---------------------------------------
Wine/Beer                                Jiaozuo City Fang Da Department Store,
                                         Jiaozuo city
---------------------------------------- ---------------------------------------
Seafood                                  Shanghai Lu Xi Seafood Trading Market,
                                         Shanghai city
---------------------------------------- ---------------------------------------
Coal                                     Wang Zhong Liang, Qinyang City
---------------------------------------- ---------------------------------------
Seafood                                  Liu San, Qinyang City
---------------------------------------- ---------------------------------------
Seafood                                  Qiu Feng, Qinyang City
---------------------------------------- ---------------------------------------
Beverage                                 Jiaozuo City Hua Hua Dairy Products,
                                         Jiaozuo City
---------------------------------------- ---------------------------------------
General cooking ingredients              Song Bao Chang, Qinyang City
---------------------------------------- ---------------------------------------
General cooking ingredients              Shang Da Jun, Qinyang City
---------------------------------------- ---------------------------------------
Daily use lodging items                  Ding Xiang Yang, Qinyang City
---------------------------------------- ---------------------------------------

The above suppliers to our hotel division are located within an approximately 200-mile radius of the hotel.

Our Qinyang Yi Wan Hotel maintains a 10-day supply of common consumable goods, such as alcohol products, guest room sundries and similar products, which is considered standard industry practice. We believe that there are a number of alternative suppliers for all of these products.

SEASONAL VARIATIONS. Our hotel division experiences minor seasonal variations in overall revenue. However, because this hotel has only 59 room and has been fully occupied since it was open, it has not experienced any major seasonal variations. The hotel's Food and Beverage Operations and Conference and Meeting revenues peak during the periods from March through July and October through December. These periods coincide with the times when many government organizations and companies hold their annual and bi-annual meetings and product shows.

POTENTIAL FUTURE GROWTH. In order to satisfy the increasing demands for the rooms and restaurants, we plan to expand this hotel by adding 60 standard rooms and 11 suites to accommodate 210 guests. The rooms expansion will occupy 3.5acres. This expansion is contingent upon receiving financing of RMB 15 million (US$1.8 million). We have not received any binding commitments to provide such financing and there are no assurances that we will be successful in obtaining such financing. If we are successful in this expansion, we will be required to hire 37 employees and 3 managers.

MARKET. Qinyang Yi Wan Hotel has two primary target markets: travelers and local professionals.

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

Examples of conferences that have been held at the Qinyang Yi Wan Hotel are:

Business conferences:

   o  City of Qinyang Young Entrepreneur Conference - 160 people

   o City of Qinyang Public Relation Department's New Reporting Discussion Conference - 240 people

Meetings held by companies:

   o  City of Qinyang Urban Planning Conference - 90 people

   o  City of Qinyang Health Reform Award Ceremony - 300 people

Product exhibits and sales meetings:

   o  Qinyang Glass Steel New Product Exhibit Conference - 110 people

   o  Qinyang New Leather Product Exhibit Conference - 180 people

Our Qinyang Yi Wan Hotel uses a variety of methods to reach its customers, including advertising and promotional events as described below.

ADVERTISING. Our Qinyang Yi Wan Hotel Division conducts extensive product promotional advertising in several venues:

   o  Local television advertising;

   o  Airport and train station billboards;

   o  City promotional materials;

   o  Local print media; and

   o  On-site point-of-purchase.

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

COMPETITION

COMPETITION RELATING TO OUR LODGING OPERATIONS

Qinyang Yi Wan Hotel's two main competitors are the Qinyang Guesthouse and Yinsha Hotel, both of which are located in Qinyang city. The Qinyang guest house is approximately two miles from the Quinyang Yi Wan Hotel, and the Yinsha Hotel is approximately 0.3 miles from the Qinyang Yi Wan Hotel. The Qinyang Guesthouse has 54 guest rooms and the Yinsha Hotel has 48 guest rooms. Both of these hotels are government owned and operated and have received a two-star rating.

These competitors engage in some advertising efforts and compete primarily for price sensitive travelers, including budget business, leisure, and group travelers. We also believe that Qinyang Yi Wan Hotel Division has the ability to favorably compete against these hotels within its primary markets for the following reasons:

   o Higher quality guest room physical condition due to the relatively recent construction of the hotel, its guest rooms and parking structure in October 2001;

   o  Higher number of in-guest room amenities; and

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

COMPETITION RELATING TO OUR ENTERTAINMENT OPERATIONS

Night Club

Our Qinyang Yi Wan Hotel Division faces competition from the two-star hotel nightclubs in our primary market, the Qinyang Guesthouse and Yinsha Hotel. Both competitors are physically smaller and configured in a social club format featuring a center dance area. Both offer occasional live local entertainment. Neither of the competitors engage in wide promotional effort.

We believe that our hotel division has the ability to favorably compete because the hotel has:

   o  Higher quality lighting and special effects capabilities;

   o  Higher quality sound system;

   o Distinctive atmosphere created through internal architectural detail and decoration;

   o  Larger physical size;

   o Greater seating variations, including floor table, booth, and the deluxe balcony booth; and

   o  Higher quality karaoke suites.

TRADEMARKS, LICENSES AND CONCESSIONS

Our Qinyang Yi Wan Hotel Division has registered the Qingyang Yi Wan Hotel Co., Ltd. with the Ministry of Administration and Trademarks. The trademark is registered in perpetuity provided yearly fees are paid, which we have paid.

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

An initial certification and annual review is conducted by the Travel and Tourism Board of Henan Province to be qualified to receive foreign travelers. If a hotel fails to meet the above standards, the certification may be withheld. Our hotel received its certification on October 2001, which has been renewed every year up to and including October 2003.

EMPLOYEES

As of December 31, 2003, our Qinyang Yi Wan Hotel Division employed a total of 273 full-time employees, comprised of approximately 41 management personnel and 232 staff.

For accounting purposes, our Hotel Operations are divided into three operating segments:

   o  Food and Beverage also known as restaurant operations;

   o  Lodging; and

   o  Entertainment.

Set forth below for each of the last three fiscal years is the percentage of total revenue from each such segment within our Hotel Divisions, which collectively, accounted for more than approximately 74% of our consolidated revenues during these fiscal years.

2001:
Food and Beverage Operations                             48.5%
Lodging Operations                                       25.5%
Entertainment Operations                                 26.0%
Total of our consolidated revenues                       $7,752,916

2002:
Food and Beverage Operations                             52.3%
Lodging Operations                                       24.7%
Entertainment Operations                                 22.9%
Total of our consolidated revenues                       $9,890,845

2003
Food and Beverage Operations                             54.0%
Lodging Operations                                       26.4%
Entertainment Operations                                 19.6%
Total of our consolidated revenues                       $9,216,576

SHUN DE YI WAN COMMUNICATION EQUIPMENT PLANT CO. LTD.

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

   o Analog - Standard telephone line, sometimes referred to as plain old telephone service.

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

SUPPLIERS

Our primary suppliers of materials which are used to manufacture our telecommunications equipment are located within an approximately 1300 mile radius. Seventy to eighty similar supplier companies are located in the same area as the above suppliers. Consequently, we do not believe that our telephone communications manufacturing company would have any difficulty in locating alternative suppliers. Our telecommunications parts suppliers are:

---------------------------------------- ---------------------------------------
Suppliers
---------------------------------------- ---------------------------------------
Yi Wan Telecommunication
---------------------------------------- ---------------------------------------

---------------------------------------- ---------------------------------------
Discharging Tube                         JiangSu ZhangJiaGang Electrical
                                         Equipment Manufacture, Inc.,
                                         Zhang Jia Gran city
---------------------------------------- ---------------------------------------
PTC Heat Sensitive Resistor              ShangHai ShunAn Communication
                                         Protector, Ltd., Shanghai City
---------------------------------------- ---------------------------------------
Reed, Connecter, cable                   FoShan No 6 Wireless Communication
                                         Manufacture, Inc., Fo Shan City
---------------------------------------- ---------------------------------------
Circuit board                            ZhongShan DongFeng TongFa Electrical
                                         Equipment Co., Zhong Shan City
---------------------------------------- ---------------------------------------
Anti-fire ABS, plastic                   SanShui JinHu Industrial Plastics
                                         Manufacture, SanShui city
---------------------------------------- ---------------------------------------
Silvering, Tinning                       ShunDe GuiZhou YuanXinLong DianDu Ltd.,
                                         ShunDe City
---------------------------------------- ---------------------------------------
Zinc white copper                        ShangHai Copper Manufacture Sales
                                         Department, Shanghai city
---------------------------------------- ---------------------------------------
Electronic components capacitor,         GuangZhou SaiBo Electronic Ltd.,
Nylon belt                               Guanzhou city
---------------------------------------- ---------------------------------------
Cold board, Tri-angle Iron, Flat iron    ShunDe LeCong Steel Trading Ltd.
                                         No 30 Sales Department, ShunDe City
---------------------------------------- ---------------------------------------
Easy Fusibility annulus                  GuangZhou Non-Ferrouse Metal
                                         Research  and Development Institution,
                                         Guanzhou City
---------------------------------------- ---------------------------------------
Brass board, Bronze                      NanHai LianXing JinHua Hardware
                                         Manufacture, Nan Hai City
---------------------------------------- ---------------------------------------
Paint spray                              Zhongshan KeDe Paint Manufacture,
                                         Zhongshan City
---------------------------------------- ---------------------------------------
Cylindric plug                           ShunDe YongChang Hardware Manufacture,
                                         ShunDe City
---------------------------------------- ---------------------------------------
Slide                                    Foshan LanShi Electrical Equipment Co.,
                                         Foshan City
---------------------------------------- ---------------------------------------
Timber                                   ShunDe LunJiao JieLong Furniture
                                         Manufacture, ShunDe City
---------------------------------------- ---------------------------------------

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

In order to sell its product to government entities, our telecommunications division is required to obtain a permit from the Ministry of Information and Industry. This permit is granted each year and is based on inspection of product quality and the company's operations. We have been granted a permit for each year that our telecommunications division has been required to obtain such permit. Failure to obtain this permit could reduce our revenues derived from Shun de Yi Wan Communication Equipment Plant Company.

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

Our Telecommunications Division only uses in-house sales persons. Each individual sales person receives commissions of 1.5% to 2% of total sales.

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

Our Telecommunications Division has received two patent registrations from the Ministry of Administration and Trademarks in China, which are listed below:

   o A component part used in the assembly of analog telephone main distribution frames registered as patent number 235727.

   o A tool used by customers to simultaneously install two wire clips into a distribution frame, registered as patent number 213907.

The patents are registered in perpetuity, provided yearly fees of $7,300 are paid to the Ministry of Administration and Trademarks through December 31, 2002. We have made all such payments.

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

Nationwide, there are 50 companies in China licensed to produce telephone distribution switching equipment. Competitors compete chiefly on the basis of price and technological capabilities. Thirty-six of the 50 companies licensed by the government to produce and sell telephone distribution frames in China are approved by the government in China to be suppliers, one of which is our Telecommunications Division. Of these 36 companies, the four largest competitors have a combined market share of 50%. Our Telecommunications Division has an approximately 6% market share according to the China Telecommunication Industry Annual Report for the period from 2000 to 2003 published by the Ministry of Post and Telecommunications. According to the same publication, the total demand for telephone distribution switching equipment in China is 21,480,000 lines nationwide, and our Telecommunications Division's sales are approximately 2,000,000 lines.

PRODUCT RESEARCH AND DEVELOPMENT

From January 1999 to December 2001, we conducted research and development in the proposed products summarized below. During 2002, our Telecommunications Division tested these products internally. This testing has continued during 2003 and will continue through 2005. To date, we have not decided whether we will bring any of these products to market.

DIGITAL SWITCHING COMPONENTS

Our Telecommunications Division is involved in research and development projects concerning production of component parts capable of utilizing digital switching technologies and the manufacture of digital switching telephone main distribution frames. We produce a limited line of digital switching components and manufacture one digital switching telephone main distribution frame. We are also researching building an expanded product line of digital switching telephone main distribution frames.

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

Our Telecommunications Division spent the following funds for research and development purposes:

   o  2001 - RMB 80,000 or approximately US$9,638

   o  2002 - RMB 0 or US$0

   o  2003 - RMB 520,000 or approximately US$ 62,920

In order to complete these projects, it will need to spend at least the following amounts for the specified items:

   o Digital Switching Components - RMB 8,800,000.00 or approximately US$1,060,000.

   o  Optical Switching Components - RMB 6,100,000.00 or approximately
      US$736,000.

   o Conference Language Interpretation System - RMB 8,000,000.00 or approximately US$970,000.

We anticipate that these funds will be provided from our telecommunications division's operating cash flow. We anticipate hiring the seven additional technical employees over the next 12 months to accomplish our research and development projects.

NUMBER OF EMPLOYEES

As of December 31, 2003 we had approximately 123 full-time employees, consisting of 18 managers and 105 staff.

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

      AUTOS - Reduction in auto tariffs from their current 80% to 100% to 25% in 2005, with auto parts tariffs cut to an average of 10%. Quotas on auto imports will be phased out by 2005.

      TRAVEL AND TOURISM - China agreed to allow unrestricted access to the Chinese market for hotel operators immediately upon WTO entry, with 100% foreign ownership allowed within three years of entry.

      CHEMICALS - China has pledged to reduce tariffs to the levels of other WTO members of around 5.5% to 6.5%.

      WOOD AND PAPER - Tariffs cut from present levels of 12% to 18% for wood and 15% to 25% for paper to between 5% and 7%.

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

HOTEL AND TOURISM

The accession into the WTO will provide opportunities for China's tourism industry. The tourism sector in China will become more proactive in Asia and play an important part in the global tourism market. China's accession into the WTO will have a number of positive effects on inbound tourism in China. First, it will be conducive to optimizing the development of all sectors related to inbound tourism such as the financial industry, the information industry, and the auto industry. Second, it also will be conducive to establishing operational mechanisms that conform to international management practices so as to provide an ideal situation for the development of inbound tourism. Third, it will be conducive to increasing international arrivals. By becoming a WTO member, China agreed to allow unrestricted access to the Chinese market for hotel operators with the ability to see up 100% foreign-owned hotels in three years, with majority ownership allowed upon accession. Thus, foreign hotels with modern management concept, service standards, by virtue of their advantage in scale, customers, brands and network, will compete with our tourist enterprises and hotel services.

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

BUREAUCRATIC REVIEW AND APPROVALS AND APPLICABLE LAWS IN CHINA AFFECTING OUR SUBSIDIARIES

The Chinese government's involvement and influence in the operation of joint venture companies is limited to a well defined legal/bureaucratic infrastructure in three areas operated through three separate State entities:

   o Review by Foreign Investment Commission - Foreign Invested Enterprise joint ventures must be reviewed by the Foreign Investment Commission, or its delegate, for approval as a Foreign Invested Enterprise. Changes in ownership identity or registered capital of a Foreign Invested Enterprise must be reviewed and approved by the Foreign Investment Commission.

   o Industrial and Commercial Registration Administration Bureau - A Foreign Invested Enterprise must have a business license to operate, which is issued by the Industrial and Commercial Registration Administration Bureau. In addition, any change in a Foreign Invested Enterprise's ownership must be reported to this bureau for a reissue of a business license.

   o Laws Associated with State-Owned Enterprises - The Chinese partners in joint venture Foreign Invested Enterprise companies or Sino-Foreign Equity Joint Ventures may be State-Owned Enterprises. State-Owned Enterprises have defined rights and areas of authority regarding a joint venture as set forth in the joint venture's articles of association and the joint venture contract. As such, the Foreign Investment Commission and the Industrial and Commercial Registration Commission have a limited, defined area of operation, responsibility, and authority. As discussed below, none of these State entities has the ability to change the laws, the articles, or the contracts governing the rights, obligations, operation, or existence of joint venture companies. Further, the minority partners in our joint venture companies are not State-Owned Enterprises. As a non-State-Owned Enterprise, the minority partners have no direct relationship with the People's Republic of China government.

SINO-FOREIGN INVESTED ENTERPRISE LAWS: FIE LAWS

Both of our joint venture companies are Sino-Foreign Equity Joint Ventures established under the law of the People's Republic of China in accordance with the People's Republic of China Sino-Foreign Equity Joint Ventures Law, or EJV Law. Article 2 of the EJV Law, provides that the Chinese Government, pursuant to the provisions of agreements, contracts, and articles of association that it has approved, shall protect in accordance with the law the investments, distributable profits, and other lawful rights and interests of foreign investors.

Further, the EJV Law provides that the State shall not subject joint ventures to nationalization or expropriation. In special circumstances, however, in order to meet the requirements of the public interest, the State may carry out expropriation against a joint venture in accordance with legal procedures, but corresponding compensation must be made.

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

Our wholly-owned subsidiary, Shun de Yi Wan Communication Equipment Plant Company Co. Ltd., exists in accordance with the People's Republic of China Wholly Foreign-Owned Enterprise Law, or WFOE Law. Article 8 of the WFOE Law provides that an enterprise with foreign capital meets the conditions for being considered a legal person under Chinese law and shall acquire the status of a Chinese legal person, in accordance with the law.

Further, the WFOE Law provides in Article 4 that the investments of a foreign investor in China, the profits it earns and its other lawful rights and interests are protected by Chinese law. Furthermore, Article 5 of the WFOE Law states that the state cannot nationalize or requisition any enterprise with foreign capital. Under special circumstances, when public interest requires, enterprises with foreign capital may be requisitioned by legal procedures and appropriate compensation shall be made.

As with the Equity Joint Venture Law, the first two provisions set forth above reflect the principle that the State must protect the interest of the foreign investor based upon approved Articles of Association. The third statement reflects the power of all national governments, including the United States, that are reserved to them.

Finally, with respect to the potential retroactive effect of any laws passed concerning existing joint ventures, Article 40 of the Foreign Economic Contract Law, or FECL, which was adopted in 1985, provides as that even if the law makes new provisions, contracts for Sino-Foreign Joint Ventures, Sino-Foreign Cooperative Joint Ventures, and for Sino-Foreign Cooperative Exploration and Exploitation of natural resources which have already been approved by a competent authority of the State, may still be performed according to the stipulation of those contracts.

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

FOREIGN COMPANIES DOING BUSINESS IN CHINA

There are three standard investment vehicles for foreigners doing business in
China:

   o  Equity Joint Venture;

   o  Cooperative or contract Joint Venture; and

   o  Wholly Foreign-Owned Enterprise.

Each of these investment vehicles is known as a Foreign Invested Enterprise. The applicable legal framework for the establishment and continuation of Foreign Invested Enterprise laws is as follows:

      GENERAL                           People's Republic of China Foreign
                                        Economic Contract Law

      ACCOUNTING                        People's Republic of China Accounting
                                        Law Laws Concerning Enterprises with
                                        Foreign Investments The General
                                        Accounting Standard for Enterprises The
                                        Specific Accounting Standards

      EQUITY JOINT VENTURE              People's Republic of China Sino-Foreign
                                        Equity Joint Venture Law People's
                                        Republic of China Sino-Foreign Equity
                                        Joint Venture Law Implementing
                                        Regulations

      COOPERATIVE VENTURE               People's Republic of China Sino-Foreign
                                        Cooperative Joint Venture Law Detailed
                                        Rules for the Implementation of the
                                        People's Republic of China Sino- Foreign
                                        Cooperative Joint Venture Law
                                        Regulations

      Wholly Foreign-Owned Enterprise   People's Republic of China Wholly
                                        Foreign-Owned Enterprise Law
                                        Implementing Rules of the Wholly
                                        Foreign-Owned Enterprise Law
                                        Interpretations on Various Provisions
                                        Concerning the Implementing Rules of the Wholly Foreign-Owned Enterprise Law

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

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

EARNINGS AND DISTRIBUTIONS OF THE FIE'S

Both the Foreign Investment Equity Joint Venture laws and the Wholly Foreign-Owned Enterprise laws provide for and guarantee the distribution of profits to foreign investors in Chinese Foreign Invested Enterprises. Article 7 of the People's Republic of China Sino-Foreign Equity Joint Venture Law requires that profits of an equity joint venture be distributed among the parties in proportion to their respective contributions to registered capital. These distributions are made from net profits after deducting from gross profits, a reserve fund, a bonus and welfare fund for workers and staff, and a venture expansion fund, all as stipulated in the venture's Articles of Association. The Yi Wan joint venture Articles of Association provide in Chapter 7, Article 43, that allocations for these statutory funds be determined by the Board of Directors each year "...according to the actual business situation and profitability of the Joint Venture from after-tax profit."

Article 10 of the People's Republic of China Sino-Foreign Equity Joint Venture Law allows the net profit that a foreign investor receives as its share of the Foreign Investment Equity Joint Venture profit to be "remitted abroad in accordance with foreign exchange control regulations...." Logistically, when the statutory funds are allocated in accordance with Article 43, and any loans are repaid by the joint venture in accordance with the terms thereof and the after-tax profits of the joint venture are distributed based upon the ratio of each party's registered capital. The profits are decided by the board of directors, whether for distribution or for the expansion of the joint venture's business; provided, however, that where profits are used for expansion, the board of directors are required to distribute the profits that are available for distribution in an amount sufficient to enable each party to pay the tax liabilities, if any, that they each may incur with respect to the joint venture's profits.

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

REQUIRED STATUTORY RESERVE FUNDS

In accordance with various regulations in China, a Foreign Invested Enterprise, such as our hotel division, can distribute their after tax profit only after making transfers to certain statutory surplus reserves, collectively referred to as "Surplus Funds." The order of distribution to investors is:

   o  Enterprise or corporate income tax payments;

   o  Application to eliminate prior year losses;

   o  Transfers to the three statutory funds per regulations; and

   o  Distribution to investors.

The three statutory reserve funds are described below:

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

   o Public welfare fund is to be utilized for capital items for the collective benefits of a company's employees such as the construction of dormitories, cafeteria and other staff welfare facilities. This fund is non-distributable other than in liquidation. When the fund is utilized, an amount equal to the lower of cost of the assets and the balance of the fund is transferred from the statutory public welfare fund to the general surplus reserve. This reserve is non-distributable other than in liquidation. When the relevant assets are disposed of or written off, the original transfers from the statutory public welfare fund are reversed.

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

In wholly-owned Foreign Invested Enterprises, income after the payment of China income taxes shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulative amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital, and then no more allocation may be made. The proportion of allocation for statutory public welfare fund and enterprise expansion fund is decided by the enterprise itself. A wholly foreign-owned enterprise does not have to set up or contribute to an enterprise expansion fund.

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

In addition, our Telecommunications Division is partially dependent upon the availability of bank credit to its customers as mandated by the government in China. Recently, in response to inflationary concerns and other economic factors, the Chinese government imposed restrictions on the funds available for lending by the banking system. In addition, we do not know whether the restrictions on the availability of credit will ease and, if so, the nature and timing of these changes. These fund restrictions could adversely affect the operations of each of our subsidiaries.

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

OUR HOTEL FACILITIES

Our Jiaozuo Yi Wan Hotel Division has a Hotel Land Use Certificate, which consists of 2.42 acres and has a term of 40 years expiring in January 2037. The land identified in this Certificate is owned by our joint venture partner Shunao Industry & Commerce Company, Ltd. and is located in Jiaozuo City. The use and purpose of the land as stated in the Certificate is "commerce"; accordingly the Certificate enables us to operate hotel, entertainment, food and beverage, and conference facilities. We have paid the government in China a one-time fee of 13,000,000 RMB (approximately US$1,570,000), for this land use permit.

Our Jiaozuo Yi Wan hotel facilities are located in Jiaozuo City, Henan province at No. 189, Middle Min Zhu Road. They include:

   o 1 main building (approximately 22 stories/230 feet high/110,000 square feet);

   o  131 standard guest rooms;

   o  25 guest suites;

   o  2 executive guest suites;

   o  One 500 bed employee dormitory;

   o  5 full service restaurants (1,500 person capacity);

   o  1 buffet coffee shop (50 person capacity)

   o  1 lobby bar (25 person capacity);

   o  1 night club (334 person capacity);

   o  1 sauna-health club (500 person capacity);

   o 9 small and medium size conference and meeting rooms (10-60 person capacity);

   o  1 large conference room (460 person capacity);

   o  1 business center;

   o  1 travel agency;

   o  1 sundries and gift store;

   o  1 beauty salon (four stations); and

   o  full facility smoke detectors and water sprinklers.

Our Qinyang Yi Wan Hotel Division has a Hotel Land Use Certificate, which consists of 2 acres and has a term of 30 years expiring in January 2031. The use and purpose of the land as stated in the Certificate is "commerce"; accordingly the Certificate enables us to operate hotel, entertainment, food and beverage, and conference facilities. The Land Use Certificate was obtained from its 20% joint venture partner as a capital contribution in the amount of approximately US$316,000.

Our Qinyang Yi Wan hotel facilities are located in Qinyang City at No. 53. West Huai Fu Road Qinyang City, Henan Province, China. They include:

   o  1 main building;

   o  54 standard guest rooms;

   o  5 guest suites;

   o  One 200 bed employee dormitory;

   o 1 Chinese restaurant (150 person capacity) with 20 VIP rooms (200 person capacity);

   o 1 Muslim restaurant (80 person capacity) with 9 VIP rooms (100 person capacity);

   o  1 sauna-health club (250 person capacity);

   o  16 KTV rooms (150 person capacity);

   o  1 small meeting room (20 person capacity);

   o  1 large conference room (300 person capacity);

   o  1 business center;

   o  1 travel agency;

   o  sundries and gift store;

   o  1 beauty salon (four stations); and

   o  full facility smoke detectors and water sprinklers.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock became quoted on the OTC Bulletin Board on September 10, 2002. Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board. Our common stock is quoted under the symbol "YIWA". The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

--------------------------- -------------------------- -------------------------
                                      Low                        High
--------------------------- -------------------------- -------------------------
           2003
--------------------------- -------------------------- -------------------------
Fourth Quarter              $0.40                      $9.00
--------------------------- -------------------------- -------------------------
Third Quarter               $0.15                      $1.50
--------------------------- -------------------------- -------------------------
Second Quarter              $0.10                      $0.15
--------------------------- -------------------------- -------------------------
First Quarter               $0.01                      $2.25
--------------------------- -------------------------- -------------------------

--------------------------- -------------------------- -------------------------
           2002
--------------------------- -------------------------- -------------------------
Fourth Quarter              $0.00                      $0.00
--------------------------- -------------------------- -------------------------
Third Quarter               $0.00                      $0.00
--------------------------- -------------------------- -------------------------

A limited trading market exists for our common stock and there is no assurance that a more significant trading market will develop, or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a more significant trading market develops.

HOLDERS

As of December 31, 2003, there were 16,506,250 shares of common stock outstanding, which were held of record by 54 stockholders.

OPTIONS, WARRANTS

There are no outstanding options or warrants to purchase, or securities convertible into, our common equity.

HOLDERS OF RECORD

As of December 31, 2003, there were 54 holders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

--------------------------------------------------------------------------------
Plan category     Number of securities   Weighted-average   Number of securities
                   to be issued upon      exercise price    remaining available
                      exercise of         of outstanding    for future issuance
                  outstanding options,  options, warrants       under equity
                  warrants and rights       and rights       compensation plans
--------------------------------------------------------------------------------
Equity
compensation
plans approved by
security holders        None                   - - -                 None
--------------------------------------------------------------------------------
Equity
compensation
plans not
approved by
security holders        None                   - - -                 None
--------------------------------------------------------------------------------
Total                   None                   - - -                 None
--------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We have had no unregistered securities issuances during our fiscal years ended 2003, 2002 and 2001.

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained elsewhere in this prospectus. They present the results of operations from January 1, 1999 through December 31, 2003.

I.    OVERVIEW

As of December 31, 2003 we have two operating units, each producing different products and services:

   o Our two hotel divisions provide up-scale lodging, food and beverage, entertainment, and conference and meeting facility services.

   o Our Telecommunications Division produces digital and analog telephone network main distribution frames and their component parts.

All of our operating units are located in the People's Republic of China.

II.     RESULTS OF OPERATIONS

YI WAN GROUP. INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS

                                     Combined     Consolidated   Consolidated   Consolidated   Consolidated
                                   December 31,   December 31,   December 31,   December 31,   December 31,
                                       1999           2000           2001           2002           2003
                                    ----------     ----------     ----------     ----------     ----------
                                        USD            USD            USD            USD            USD
                                    ----------     ----------     ----------     ----------     ----------
Net Sales                           14,385,693     14,070,568     12,122,239     13,901,421     12,495,189
Cost of Sales                        5,040,628      5,416,003      4,421,636      5,134,589      4,772,291
Gross profit                         9,345,065      8,654,565      7,700,603      8,766,832      7,722,898
Operating Expenses                   4,038,854      4,068,658      4,043,937      5,087,303      4,371,566
Income From Operations               5,306,211      4,585,907      3,656,666      3,679,529      3,351,332
Other Income (Expense)                  (9,364)        57,592         18,560         28,432       (460,559)
Net Income                           4,675,587      3,361,253      2,530,779      1,086,438      1,662,345
Earnings per share                        0.30           0.21           0.16           0.06           0.10

BALANCE SHEET
                                   December 31,   December 31,   December 31,   December 31,   December 31,
                                       1999           2000           2001           2002           2003
                                    ----------     ----------     ----------     ----------     ----------
                                        USD            USD            USD            USD            USD
                                    ----------     ----------     ----------     ----------     ----------
ASSETS

Total Current Assets                 5,144,585      5,838,988      5,608,102      6,938,058      9,146,425
Other Assets                        25,114,407     23,713,156     22,412,040     21,244,171     20,523,765
Total Assets                        30,258,992     29,552,144     28,020,142     28,182,229     29,670,190

LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities:

Accounts Payable & Accrued
Liabilities                          3,429,983      3,567,913      3,453,778      3,795,717      3,814,708
Note Payable - Current
Portion                                     --
Payable to Stockholders/other        4,066,546     10,114,002      5,950,739      4,847,082      4,932,273
Total Current Liabilities            7,496,529     13,681,915      9,404,517      8,642,799      8,746,981


Long Term Liabilities:

Note Payable - Net of
Current Portion
Total Liabilities                    7,496,529     13,681,915      9,404,517      8,746,981      8,428,143

Total Stockholder's Equity          22,762,463     14,609,796     17,151,131     17,730,938     19,398,849

Total Liabilities and
Stockholder Equity                  30,258,992     29,552,144     28,020,142     28,182,229     29,670,190

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

GENERAL

RESULTS OF OPERATIONS

As of December 31, 2003, we had $3,480,712 of retained earnings. As of December 31, 2003, we had cash of $3,365,842 and reported total shareholders' equity of $19,398,849. For this same period of time, we had revenues of $12,495,189 and general, administrative and sales expenses of $4,371,566.

CONSOLIDATED RESULTS

1) SALES. Consolidated sales decreased by $1,406,232, or approximately 10.12%, from $13,901,421 for the year ended December 31, 2002 to $12,495,189 for the year ended December 31, 2003. The 10.12% decrease was a result of a decrease in hotel business due to SARS in China and a decrease in sales price, and increased sales discount promotions to meet market competition for our telecommunication operations.

2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $362,298, or approximately 7.01% from $5,134,589 for the year ended December 31, 2002 to $4,772,291 for the year ended December 31, 2003. Cost of goods sold as a percentage of sales increased to 38.19% for the year ended December 31, 2003, from 36.94% for the year ended December 31, 2002. The increase was a result of an increase in the cost of raw materials and the need to discount sales prices to promote our hotel business. This increase was also a result of an increase in cost of raw materials, lower sales prices and additional sales discount promotions in our telecommunication division to meet the telecommunications related market competition.

(3) GROSS PROFIT. Consolidated gross profit decreased by $1,043,934, from $8,766,832 for the year ended December 31, 2002 to $7,722,898 for the year ended December 31, 2003. Gross profit as a percentage of sales decreased to 61.81% for the year ended December 31, 2003 from 63.06% for the year ended December 31, 2002. This decrease in gross profit as a percentage of sales was the result of an increase in the cost of materials and operating costs.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $715,737, from $5,087,303 for the year ended December 31, 2002 to $4,371,566 for the year ended December 31, 2003. The selling and administrative expenses as a percentage of sales decreased to 34.99% for the year ended December 31, 2003 from 36.59% for the year ended December 31, 2002.The decrease in selling and administrative expenses was due to the decrease in the cost of our administrative and selling expenses in our hotel related operations.

(5) NET INCOME. Consolidated net income increased $597,451, or approximately 59.84%, from $998,473 for the year ended December 31, 2002 to $1,595,924 for the year ended December 31, 2003. Consolidated net income for the year ended December 31, 2002 included loss on disposal of operation amounting to $1,596,317. Consolidated net income from continuing operations decreased $728,686, or approximately 31.35%, from $2,324,610 for the year ended December 31, 2002 to $1,595,924 for the year ended December 31, 2003. The decrease was mainly due to a decrease in sales in our hotel business due to SARS in China, an increase in cost of raw materials, lower sale prices, and additional sales discount promotions pertaining to our telecommunications division.

SEGMENTED RESULTS

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

      HOTEL OPERATIONS: Sales decreased by $674,269 or approximately 6.82%, from $9,890,845 for the year ended December 31, 2002 to $9,216,576 for the year ended December 31, 2003. The decrease was a result of a decrease in our hotel operations due to SARS in China.

      TELECOMMUNICATION OPERATIONS: Sales decreased by $731,963, or approximately 18.25%, from $4,010,576 for the year ended December 31, 2002 to $3,278,613 for the year ended December 31, 2003. The decrease was a result of lower sale prices and increased sales discount promotions to meet market competition.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes are as follows:

      HOTEL OPERATIONS: Cost of goods sold decreased by $137,500, from $3,076,663 for the year ended December 31, 2002 to $2,939,162 for the year ended December 31, 2003. Cost of goods sold as a percentage of sales increased to 31.88% for the year ended December 31, 2003 from 31.1% for the year ended December 31, 2002. The increased cost of goods sold as a percentage of sales is attributable to an increase in the cost of materials and operating costs.

            TELECOMMUNICATION OPERATIONS: Cost of goods sold decreased by $224,798, from $2,057,926 for the year ended December 31, 2002 to $1,833,128 for the year ended December 31, 2003. Cost of goods sold as a percentage of sales increased to 55.91% for the year ended December 31, 2003 from 51.3% for the year ended December 31, 2002. The increase was a result of an increase in cost of raw materials and lower sale prices and additional sales discount promotions to meet the market competition

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

      HOTEL OPERATIONS: Gross profit decreased by $536,769, from $6,816,182 for the year ended December 31, 2002 to $6,277,413for the year ended December 31, 2003. As a percentage of sales, gross profit decreased from 68.89% for the year ended December 31, 2002 to 68.11% for the year ended December 31, 2003. The decrease in gross profit as a percentage of sales resulted from lower selling prices and increases in the cost of materials and operating costs.

      TELECOMMUNICATION OPERATIONS: Gross profit decreased by $507,165, from $1,952,650 for the year ended December 31, 2002 to 1,445,485 for the year ended December 31, 2003. As a percentage of sales, gross profit decreased from 48.7% for the year ended December 31, 2002 to 44.09% for the year ended December 31, 2003. The decrease in gross profit as a percentage of sales was the result of an increase in the cost of raw materials and lower sales prices and an increase in sales discount promotions to meet the market competition.

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

      HOTEL OPERATIONS: Selling and administrative expenses decreased by $252,457, from $1,580,477 for the year ended December 31, 2002 to $1,328,020 for the year ended December 31, 2003. Selling and administrative expenses as a percentage of sales decreased to 14.41% for the year ended December 31, 2003 from 15.98% for the year ended December 31, 2002. This decrease was a result of a decrease in promotion expense, such as entertainment expense, due to the existence of SARS in China during this period.

      TELECOMMUNICATION OPERATIONS: Selling and administrative expenses decreased by $211,362, from $861,390 for the year ended December 31, 2002 to $650,028 for the year ended December 31, 2003. Selling and administrative expenses as a percentage of sales decreased to 19.83% for the year ended December 31, 2003 from 21.48% for the year ended December 31, 2002. The decrease in selling and administrative expenses as a percentage of sales was a result of decrease in expenses.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

      HOTEL OPERATIONS: Net income decreased by $472,826, from $1,712,494, or 17.31% of sales, for the year ended December 31, 2002 to $1,239,668, or 13.45% of sales, for the year ended December 31, 2003. The decrease was due to a decrease in sales and loss on equipment disposal.

      TELECOMMUNICATIONS OPERATIONS: Net income decreased by $287,418, from $782,562, or 19.51% of sales, for the year ended December 31, 2002 to $495,144, or 15.10% of sales, for the year ended December 31, 2003. The decrease was a result of an increase in cost of raw materials, lower sale prices, and increased sales discount promotions to meet the market competition.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, net cash provided by operating activities was $2,599,858, net cash used in investing activities was $1,350,872, and net cash used in financing activities was $18,298. As of December 31, 2002, net cash provided by operating activities was $5,430,243, net cash used in investing activities was $3,830,682, and net cash used in financing activities was $771,399.

Net cash provided by operating activities decreased by $2,830,385 to $2,599,858 for the year ended December 31, 2003, representing a decrease of approximately 52.12%. The decrease in cash flow from operating activities reflect payment advances made to related parties for expenses and other items during the year 2003. In 2002, and 2003, we advanced Cheng Wan Ming, our president, $179,105 and $121,689 as cash advances for cash-based business transactions incurred for the payment of operating expenses and purchases from vendors. Due to the nature of conducting business in China many financial transaction are completed in cash, instead of by check or draft. Customarily, officers, managers and employees of companies located in China, including our personnel, are advanced cash on a daily basis to pay for normal business operating expenses. These advances are accounted for when the officer or employee submits the paid invoice to the accounting department to support the receipt of goods and services.

Net cash used in investing activities decreased by $2,479,810 to $1,350,872 for the year ended December 31, 2003, representing a 64.74% decrease, compared to $3,830,682 net cash used for the same period of 2002. The decrease was due to a reduction in spending on improvements and equipment.

Net cash used in financing activities decreased by $753,101 to $18,298 for the year ended December 31, 2003, representing a 97.63% decrease, compared to $771,399 for the same period of 2002. The decrease was primarily a result of a decrease in distributions paid to the former equity owners of our subsidiaries.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of our Hotel and Telecommunications Division s' existing business model in China and general overhead and personnel related expenses to support these activities; (2) continued promotional activities pertaining to our attempt to increase hotel related revenues; (3) the development costs of our hotel operations in China; (4) the payment of cash contributions to the joint ventures under the joint venture agreements; and (5) payments due to the former equity owners of our subsidiaries. We do not have any material commitments for capital expenditures as of December 31, 2003. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2004 fiscal year.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for each operating unit was generated by contributions of initial shareholders, as follows: Hotel operations - $11,960,000; and (2) Telecommunication operations - $1,580,000. No bank loans were obtained for the Hotel or Telecommunications operations. We had cash contributions required to be made by June 2004 to our subsidiaries for registered capital and the additional investment requirements of $7,371,730 and the $4,932,273 due to our former joint venture partners. Since our Farm operation ceased at December 31, 2002, only $500,000 additional investment requirement for our Telecommunication division remains outstanding to be paid. The balances are to be funded from the profits generated from the operations of our subsidiaries and, if necessary, equity financing, although there are no assurances that we will be successful in ever obtaining equity financing for those purposes. Our former joint venture partners extended the June 2003 payment date to June 2004 for capital contributions. We intend to fund the capital improvements to be made to the hotel from positive cash flow generated from hotel operations.


MANAGEMENT ASSUMPTIONS

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Table of Contractual Obligations

--------------------------------------------------------------------------------
                                            PAYMENT DUE BY PERIOD
-------------------------------- -----------------------------------------------
CONTRACTUAL OBLIGATIONS           TOTAL   LESS THAN    1-3     3-5    MORE THAN
                                            1 YEAR    YEARS   YEARS    5 YEARS
-------------------------------- -------- ---------- ------- ------- -----------
Long-Term Debt Obligations        None    --          --      --      --
-------------------------------- -------- ---------- ------- ------- -----------
Capital Lease Obligations         None    --          --      --      --
-------------------------------- -------- ---------- ------- ------- -----------
Operating Lease Obligations       None    --          --      --      --
-------------------------------- -------- ---------- ------- ------- -----------
Purchase Obligations              None    --          --      --      --
-------------------------------- -------- ---------- ------- ------- -----------
Other Long-Term Liabilities
Reflected on the Registrant's
Balance Sheet under GAAP          None    --          --      --      --
-------------------------------- -------- ---------- ------- ------- -----------
Total                             0       --          --      --      --
--------------------------------------------------------------------------------

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Yi Wan Group, Inc. and Subsidiaries


We have audited the consolidated balance sheets of Yi Wan Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and other comprehensive income, shareholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Yi Wan Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Moore Stephens Wurth Frazer and Torbet, LLP
March 4, 2004
Walnut, California


                             YI WAN GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31, 2003 AND 2002

                                   A S S E T S
                                                           2003          2002
                                                       -----------   -----------
CURRENT ASSETS:
  Cash                                                 $ 3,365,842   $ 2,135,154
  Accounts receivable, net of allowance for
    doubtful accounts of $8,104 and $6,455
    at December 31, 2003 and 2002, respectively          1,612,710     1,284,655
  Due from related parties                               3,599,133     1,686,504
  Note receivable                                               --     1,217,579
  Inventories                                              513,432       568,051
  Assets of discontinued operations                             --         1,289
  Prepaid expenses                                          55,308        44,826
                                                       -----------   -----------
    Total current assets                                 9,146,425     6,938,058
                                                       -----------   -----------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net               18,002,661    19,131,044
                                                       -----------   -----------

OTHER ASSETS:
  Intangible asset, net                                  1,590,561     1,635,958
  Equipment held for sale                                  529,750            --
  Deferred tax asset                                        31,718       182,044
  Other non-current assets                                 369,075       295,125
                                                       -----------   -----------
    Total other assets                                   2,521,104     2,113,127
                                                       -----------   -----------

      Total assets                                     $29,670,190   $28,182,229
                                                       ===========   ===========

    L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable                                     $   327,862   $   370,101
  Accounts payable - related party                          56,540        87,417
  Accrued liabilities                                      733,261       763,309
  Wage and benefits payable                                301,815       265,580
  Sales tax payable                                        873,208       875,510
  Income taxes payable                                   1,049,331     1,279,595
  Due to shareholders                                       89,044        88,800
  Due to prior owners of joint ventures                  4,932,273     4,932,273
  Notes payable                                             64,809        83,107
  Liabilities of discontinued operations                        --         1,289
                                                       -----------   -----------
    Total current liabilities                            8,428,143     8,746,981
                                                       -----------   -----------

MINORITY INTEREST                                        1,843,198     1,704,310
                                                       -----------   -----------

SHAREHOLDERS' EQUITY:
  Common stock, no par value, authorized
    50,000,000 shares, 16,506,250 shares issued
    and outstanding                                         10,078        10,078
  Paid-in-capital                                        5,115,222     5,109,656
  Statutory reserves                                    10,655,821     9,630,799
  Retained earnings                                      3,480,712     2,909,810
  Accumulated other comprehensive income                   137,016        70,595
                                                       -----------   -----------
    Total shareholders' equity                          19,398,849    17,730,938
                                                       -----------   -----------

      Total liabilities and shareholders' equity       $29,670,190   $28,182,229
                                                       ===========   ===========


The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                          2003          2002
                                                      -----------   -----------

NET SALES                                             $12,495,189   $13,901,421

COST OF SALES                                           4,772,291     5,134,589
                                                      -----------   -----------

GROSS PROFIT                                            7,722,898     8,766,832

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES           4,371,566     5,087,303
                                                      -----------   -----------

INCOME FROM OPERATIONS                                  3,351,332     3,679,529
                                                      -----------   -----------

OTHER INCOME (EXPENSE):
  Interest income                                          25,023        16,716
  Other income (expense)                                 (485,582)       11,716
                                                      -----------   -----------
      Total other income (expense)                       (460,559)       28,432
                                                      -----------   -----------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES AND MINORITY INTEREST                2,890,773     3,707,961

PROVISION FOR INCOME TAXES                              1,155,961     1,217,905
                                                      -----------   -----------

INCOME BEFORE MINORITY INTEREST                         1,734,812     2,490,056

MINORITY INTEREST                                        (138,888)     (165,446)
                                                      -----------   -----------

NET INCOME FROM CONTINUING OPERATIONS                   1,595,924     2,324,610

DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued
    operations (net of applicable income taxes of $0)          --       119,745
  Loss on disposal of operations (net of applicable
    income taxes of $0)                                        --    (1,596,317)
  Minority Interest                                            --       150,435
                                                      -----------   -----------
      Loss from discontinued operations                        --    (1,326,137)
                                                      -----------   -----------

NET INCOME                                              1,595,924       998,473

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                  66,421        87,965
                                                      -----------   -----------

COMPREHENSIVE INCOME                                  $ 1,662,345   $ 1,086,438
                                                      ===========   ===========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
  From continuing operations                                 0.10          0.14
  From discontinued operations                                 --         (0.08)
                                                      -----------   -----------

  Earnings per share - basic and diluted              $      0.10   $      0.06
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES                      16,506,250    16,258,990
                                                      ===========   ===========

The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                            Accumulated
                                                                                                            other com-
                                               Number      Common      Paid-in     Statutory    Retained    prehensive
                                             of shares      stock      -capital     reserves    earnings      income       Totals
                                            -----------   ---------   ----------  -----------  ----------  -----------  -----------
BALANCE, January 1, 2002                     16,256,250   $   5,078   $5,104,105  $ 9,113,617  $2,945,701   $ (17,370)  $17,151,131
  Net income                                                                                      998,473                   998,473
  Issuance of common stock                      250,000       5,000                                                           5,000
  Additions to paid-in-capital                                             5,551                                              5,551
  Distribution of statutory reserves                                                 (517,182)                             (517,182)
  Adjustment to statutory reserves                                                  1,034,364  (1,034,364)                       --
  Foreign currency translation adjustments                                                                     87,965        87,965
                                            -----------   ---------   ----------  -----------  ----------   ---------   -----------
BALANCE, December 31, 2002                   16,506,250      10,078    5,109,656    9,630,799   2,909,810      70,595    17,730,938
  Net income                                                                                    1,595,924                 1,595,924
  Additions to paid-in-capital                                             5,566                                              5,566
  Adjustment to statutory reserves                                                  1,025,022  (1,025,022)                       --
  Foreign currency translation adjustments                                                                     66,421        66,421
                                            -----------   ---------   ----------  -----------  ----------   ---------   -----------
BALANCE, December 31, 2003                   16,506,250   $  10,078   $5,115,222  $10,655,821  $3,480,712   $ 137,016   $19,398,849
                                            ===========   =========   ==========  ===========  ==========   =========   ===========


The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                       2003            2002
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   1,595,924   $     998,473
      Loss from discontinued operations                      --       1,326,137
                                                  -------------   -------------
        Income from continuing operations             1,595,924       2,324,610
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Minority interest                                 138,888          87,149
      Depreciation                                    1,456,348       1,503,788
      Amortization                                       45,397          52,445
      Loss on equipment disposal                        493,157              --
      Land use right                                      5,566           5,551
      Deferred tax assets                               150,326         (84,612)
      Non-cash stock issuance for consulting
        and legal fees                                       --           5,000
      Translation adjustment                             66,421          87,965
      (Increase) decrease in assets:
        Accounts receivable                            (328,055)       (340,968)
        Due from related parties                     (1,912,629)        897,600
        Inventories                                      54,619          (2,512)
        Prepaid expenses                                (10,482)        (23,455)
        Note receivable                               1,217,579      (1,217,579)
        Due from officers and employees                 (73,950)         49,329
      Increase (decrease) in liabilities
        Accounts payable                                (42,239)         59,692
        Accounts payable - related party                (30,877)         76,629
        Accrued liabilities                             (30,048)        100,308
        Wages and benefits payable                       36,235         (25,497)
        Sales tax payable                                (2,302)         11,839
        Income taxes payable                           (230,264)        219,900
        Due to shareholders                                 244              (4)
  Cash provided by discontinued operations                   --       1,643,065
                                                  -------------   -------------
        Net cash provided by operating activities     2,599,858       5,430,243
                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of land use right                                 --        (315,722)
  Proceeds from sale of equipment                         3,756              --
  Purchase of buildings, equipment
    and automobiles                                  (1,354,628)     (3,514,960)
                                                  -------------   -------------
        Net cash used in investing activities        (1,350,872)     (3,830,682)
                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to prior owners of
    joint ventures                                           --        (840,857)
  Borrowings (principal payments) on
    notes payable                                       (18,298)         69,458
                                                  -------------   -------------
        Net cash used in financing activities           (18,298)       (771,399)
                                                  -------------   -------------

INCREASE IN CASH                                      1,230,688         828,162

CASH, beginning of year                               2,135,154       1,306,992
                                                  -------------   -------------

CASH, end of year                                 $   3,365,842   $   2,135,154
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE REPORTING ENTITY

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries, which are as follows:

                                            Percentage
Subsidiary                                   Ownership
-----------------------------------------   ----------
Shun De Yi Wan Communication Equipment            100%
  Plant Co., Ltd. (TELECOMMUNICATIONS)
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)           90
Yi Wan Maple Leaf High Technology                 90
  Agriculture Developing Ltd. Co. (FARM)
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)          80

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

NATURE OF OPERATIONS AND CONCENTRATION OF RISK

The HOTEL is a four star rated hotel located in the best area of downtown of Jiao Zuo City, He Nan Province, People's Republic of China. The Hotel's income sources include income from rooms, restaurants, sauna, and nightclub. The Hotel is a sino-foreign joint venture established under the laws of the People's Republic of China on December 25, 1996. The expiration date of the joint venture is December 18, 2027. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. The board of directors is controlled by YWG, with YWG electing six of the seven board members. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations the termination of the joint venture, which require a unanimous vote.

The FARM provides training to local farmers with its advanced technology and managerial system in farming and is located in Zhan Dian City, Wu Zhi County, He Nan Province, in the People's Republic of China. The FARM has discontinued its operations as of December 31, 2002.

The TELECOMMUNICATIONS is an electronic equipment manufacturer located in Shun De City, Guang Dong Province, in the People's Republic of China. The Company's income sources include income from the manufacturing of communication equipment systems. The Company is a solely foreign funded company established under the laws of the People's Republic of China on June 22, 2000. The expiration date of this agreement and business license is June 22, 2015. The joint venture may be terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. YWG, owning 100% of the equity interests of this company, controls the board of directors.

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

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

BUILDINGS, EQUIPMENT AND AUTOMOBILES

Buildings, equipment, and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $1,456,348 and $1,503,788, respectively. Estimated useful lives of the assets are as follows:

                                            Estimated Useful Life
                                           -----------------------
Buildings and improvements                        20 years
Machinery and equipment                           10 years
Computer, office equipment and furniture          5 years
Automobiles                                       5 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, the Company expects these assets to be fully recoverable.

Buildings, equipment and automobiles consist of the following at December 31:

                                                         2003            2002
                                                     -----------     -----------
Buildings and improvements                           $21,603,579     $21,363,578
Furniture and equipment                                4,968,773       5,779,747
Automobiles                                              303,234         219,264
Construction in progress                                  49,681          77,912
                                                     -----------     -----------
  Totals                                              26,925,267      27,440,501
Less accumulated depreciation                          8,922,606       8,309,457
                                                     -----------     -----------
  Buildings, equipment and automobiles, net          $18,002,661     $19,131,044
                                                     ===========     ===========

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

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 changes the recorded amount of liabilities associated with asset retirements and requires the accretion of interest expense over the remaining life of the asset. FAS 143 also requires additional disclosure regarding asset retirement obligations.

This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." ("FAS 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted this Statement in 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and does not expect the impact of the fair market value requirement to have a material impact on its financial condition or results of operations of the Company.

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, (CONTINUED)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. The Company has adopted this statement in 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. As the Company has no such variable interest entities, the adoption of FIN No. 46 did not have an impact on the Company's results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the financial condition or results of operations of the Company.

CASH AND CONCENTRATION OF RISK

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2003 and 2002 amounted to $3,365,842 and $2,135,154, respectively of which no deposits are covered by insurance. YWG has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at December 31:

                                               2003        2002
                                             -------     --------
Hotel inventories                           $210,728     $211,453
Telecommunications inventories               302,704      356,598
                                            --------     --------
  Total inventories                         $513,432     $568,051
                                            ========     ========

The HOTEL inventories consist of food products, alcohol, beverages and supplies.


The TELECOMMUNICATIONS inventories consist of the following at December 31:

                                               2003         2002
                                             -------     --------
Raw materials                               $ 80,583     $ 97,301
Work in process                              103,339      142,249
Finished goods                               118,782      117,048
                                            --------     --------
  Total inventories                         $302,704     $356,598
                                            ========     ========

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

The Rights for both hotels have been classified as an intangible asset on the accompanying financial statements and are being amortized using the straight-line method over the life of the Rights. Amortization expense for the years ended December 31, 2003 and 2002 amounted to $45,397 and $52,445, respectively.

In March 1995, one of the shareholders of YWG purchased the land use right for 50 years where the TELECOMMUNICATIONS' operating facilities are located. Neither the title nor the Right has been transferred to TELECOMMUNICATIONS, nor is TELECOMMUNICATIONS being charged for using the land. However, the owner has assigned the Right to TELECOMMUNICATIONS for the remaining years. The original cost of the land use right amounted to $277,800 and is being recognized as an expense annually and as a capital contribution. The Right is being amortized over 50 years and the expense for the years ended December 31, 2003 and 2002 amounted to $5,566 and $5,551, respectively.

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

INCOME TAXES

YWG has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The deferred tax asset of $31,718 and $182,044 as at December 31, 2003 and 2002 represents taxes on expenses deducted for financial statements purposes and not for tax purposes.

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

The TELECOMMUNICATIONS and QINYANG are subject to a central government income tax at a rate of 30% and 3% provincial government income tax.

The provision for income taxes at December 31 consisted of the following:

                                               2003            2002
                                             ---------     -----------
Provision for China Income Tax              $  914,214      $1,184,112
Provision for China Local Tax                   91,421         118,410
Deferred taxes                                 150,326         (84,617)
                                            ----------      ----------
  Total provision for income taxes          $1,155,961      $1,217,905
                                            ==========      ==========

Certain revenues of the HOTEL, FARM and TELECOMMUNICATIONS operations are subject to sales and cultural taxes ranging from 3% to 10%. This tax is shown as a reduction of sales.

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

INCOME TAXES, (CONTINUED)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                           2003      2002
                                          ------    ------
U.S. Statutory rates                          34%       34%
Foreign income not recognized in U.S.        (34)      (34)
China Income taxes                            40        33
                                          ------    ------
  Effective tax rate                          40%       33%
                                          ======    ======

EARNINGS PER SHARE

YWG adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share
(EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS at December 31, 2003 and 2002.

RECLASSIFICATION

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

NOTE 2 - NOTES PAYABLE

Notes payable represents amounts due to construction contractors. They are due on demand, normally within one year. Notes payable at December 31, consisted of the following:

                                      2003       2002
                                    -------     -------
Notes payable to various
  vendors, unsecured, due on
  demand, no interest               $64,809     $83,107
                                    =======     =======

NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $1,235,899 and $1,098,607 for the years ended December 31, 2003 and 2002, respectively. No interest expense payments were made for the years ended December 31, 2003 and 2002.

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

NOTE 6 - DUE FROM RELATED PARTIES

YWG pays for various expenses, supplies, inventories and other goods on behalf of a related party, whose shareholders are also the shareholders of YWG. Amounts due from this related party at December 31, 2003 and 2002 amounted to $3,599,133 and $1,686,504, respectively.

All amounts due from related parties are non-interest bearing and have no fixed repayment terms.

NOTE 7 - PENSION CONTRIBUTION

Regulations in the People's Republic of China require YWG to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salary at retirement. The HOTEL and TELECOMMUNICATIONS pay an annual contribution of 33% and 20%, respectively, of the city's standard salary of their employees to an insurance company, which is responsible for the entire pension obligation payable to the retired employees. There were no contributions for the QINYANG and the FARM's employees due to their non-permanent status. For the years ended December 31, 2003 and 2002, YWG made pension contributions in the amount of $44,201 and $51,875, respectively.

NOTE 8 - NOTE RECEIVABLE

At December 31, 2002, the note receivable of $1,217,579 represents the remaining balance due from the sale of FARM assets. The note receivable is non-interest bearing and was paid off during 2003.

NOTE 9 - OTHER NON-CURRENT ASSETS

Other non-current assets represents cash advances to officers and employees for cash based business transactions incurred for the payment of operating expenses and purchases from various vendors.

NOTE 10 - DISTRIBUTION OF INCOME, STATUTORY RESERVES AND RESTRICTED RETAINED EARNINGS

The laws and regulations of the People's Republic of China require that before a sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - DISTRIBUTION OF INCOME, STATUTORY RESERVES AND RESTRICTED RETAINED EARNINGS, (CONTINUED)

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

Consolidated statutory reserves at December 31, 2003 and 2002 amounted to $10,655,821 and $9,630,799, respectively. No other dividends or distributions were declared to the owners for the years ended December 31, 2003 and 2002.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions from these amounts can be returned to their owners. There are no restricted retained earnings on the accompanying balance sheets at December 31, 2003 and 2002.

NOTE 11 - DUE TO PRIOR OWNERS OF JOINT VENTURES

Shun'ao and Marco, were the partners in the original joint ventures from which YWG acquired its equity interests in the three FIE Chinese subsidiaries. At December 31, 2003 and 2002, Shun'ao and Marco were owed the following amounts for their respective equity interests and for the return of additional investments in the old joint ventures. All amounts due to prior owners of joint ventures are non-interest bearing and have no fixed repayment terms.

                                                          2003           2002
                                                       ----------     ----------
Payment due for acquisition of HOTEL:
    Payable to Shun'ao                                 $1,811,529     $1,811,529
    Payable to Marco                                      905,764        905,764
                                                       ----------     ----------
                                                        2,717,293      2,717,293
Payment due to Shun'ao for acquisition of FARM          2,040,989      2,040,989
Payment due to Shun'ao for return of investment           173,991        173,991
                                                       ----------     ----------
    Totals                                             $4,932,273     $4,932,273
                                                       ==========     ==========

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - QINYANG OPERATIONS

In 2001, YWG entered into a joint venture agreement with Qinyang Hotel (OLD QINYANG), a third party to set up Qinyang Yi Wan Hotel Co., Ltd. According to the joint venture agreement, the registered capital of QINYANG is approximately $2,413,389 (RMB(Y)20,000,000). YWG will contribute approximately $1,930,711
(RMB(Y)16,000,000) in exchange for an 80% equity interest in QINYANG. OLD QINYANG will contribute approximately $361,906 (RMB(Y)3,000,000) in the form of building and land use right and $120,672 (RMB(Y)1,000,000) in cash in exchange for a 20% equity interest of QINYANG. The registered capital amount of $2,413,389 (RMB(Y)20,000,000) has been contributed by each joint venture partner. YWG has contributed its share of capital of $1,930,711 (RMB(Y)16,000,000) from funds generated by its HOTEL division and proceeds generated from the sale of the assets of the FARM.

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

Net loss for the period ended December 31, 2001                      $ (191,739)
Net income for the period from January 1, 2002
  to June 2, 2002                                                        67,577
                                                                     ----------
    Net loss through June 2, 2002                                    $ (124,162)
                                                                     ==========

As a percentage of YWG's consolidated net
  income from continuing operations for the year
  ended December 31, 2002                                                   (5%)
                                                                     ==========

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

This sale was accounted for as a disposal group under SFAS No. 144. Accordingly, amounts in the financial statements and related amounts for 2002 have been reclassified to reflect SFAS No. 144 treatment.

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - DISCONTINUED OPERATIONS, (CONTINUED)

Operating results of the discontinued operations are as follows:

                                                     2003          2002
                                                 -----------   -----------
Income (loss) from discontinued operations
  before income taxes                                     --       119,745
                                                 -----------   -----------
Income (loss) from discontinued operations                --       119,745
Loss on disposal of discontinued operations,
  net of income taxes of $0                               --    (1,596,317)
Minority interest                                         --       150,435
                                                 -----------   -----------
Total loss from discontinued operations          $        --   $(1,326,137)
                                                 -----------   -----------
Loss per share from discontinued operations      $        --   $     (0.08)
                                                 -----------   -----------

Balance sheets of the discontinued operations as of December 31 are as follows:

                                                     2003          2002
                                                 -----------   -----------
Cash                                             $        --   $     1,289
                                                 -----------   -----------
    Total current assets                                  --         1,289
                                                 -----------   -----------

Current liabilities                                       --         1,289
Shareholders' equity                                      --            --
                                                 -----------   -----------
    Total liabilities and shareholders' equity   $        --   $     1,289
                                                 ===========   ===========

HOTEL BOWLING OPERATIONS

The HOTEL has ceased its bowling operation at the end of September 2003. The Company has sold part of the equipment during 2003 and recognized a loss of $493,157 on disposal. The Management of HOTEL is in the process of finding potential buyers and formalizing a plan to sell the remaining equipment. As of December 31, 2003, the fair market value of the bowling equipment has not been determined and no impairment of the asset value has been calculated. As of December 31, 2003, the related equipment with a net book value of $529,750 has been recorded as equipment held for sale no gain or loss has been recognized in the current period.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                                                             Inter-
                                                                Entertain -                  Telecommu-     segment
                                  Restaurant       Lodging          ment        Subtotals    nications    elimination     Totals
                                 ------------    -----------    -----------    -----------   ----------   -----------  -----------
2003
----
Net sales                        $  4,974,215    $ 2,439,298    $ 1,803,063    $ 9,216,576   $3,278,613   $        --   $12,495,189
Cost of sales                       2,538,327        179,923        220,913      2,939,163    1,833,128            --     4,772,291
                                 ------------    -----------    -----------    -----------   ----------   -----------   -----------
Gross profit                        2,435,888      2,259,375      1,582,150      6,277,413    1,445,485            --     7,722,898
Operating expenses                    619,177        336,487        372,356      1,328,020      650,028                   1,978,048
Depreciation and amortization                                                    1,313,896       21,975                   1,335,871
Unallocated expenses                                                             1,057,647                                1,057,647
                                 ------------    -----------    -----------    -----------   ----------   -----------   -----------
Income from operations           $  1,816,711    $ 1,922,888    $ 1,209,794      2,577,850      773,482            --     3,351,332
                                 ============    ===========    ===========
Interest income                                                                     13,991       11,032                      25,023
Other income (expense)                                                            (485,582)          --                    (485,582)
Provision for income tax                                                          (866,591)    (289,370)                 (1,155,961)
                                                                               -----------   ----------   -----------   -----------
Income before minority interest                                                $ 1,239,668   $  495,144   $        --   $ 1,734,812
                                                                               ===========   ==========   ===========   ===========

Total assets                                                                   $24,667,327   $6,837,457   $(1,834,594)  $29,670,190
                                                                               ===========   ==========   ===========   ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SEGMENT INFORMATION, (CONTINUED)

                                                                                                           Inter-
                                                                 Entertain-                 Telecommu-     segment
                                    Restaurant      Lodging         ment        Subtotals    nications   elimination    Totals
                                   ------------   -----------   ------------   -----------  -----------  -----------  -----------
2002
----
Net sales                          $  5,175,531   $ 2,447,761   $  2,267,553   $ 9,890,845  $ 4,010,576  $        --  $13,901,421
Cost of sales                         2,688,609       177,702        210,352     3,076,663    2,057,926           --    5,134,589
                                   ------------   -----------   ------------   -----------  -----------  -----------  -----------
Gross profit                          2,486,922     2,270,059      2,057,201     6,814,182    1,952,650           --    8,766,832
Operating expenses                      748,617       382,728        449,132     1,580,477      861,390                 2,441,867
Depreciation and amortization                                                    1,379,759        1,187                 1,380,946
Unallocated expenses                                                             1,259,490                              1,259,490
Corporate expenses                                                                                                          5,000
                                   ------------   -----------   ------------   -----------  -----------  -----------  -----------
Income from operations             $  1,738,305   $ 1,887,331   $  1,608,069     2,594,456    1,090,073           --    3,679,529
                                   ============   ===========   ============
Interest income                                                                     10,156        6,560                    16,716
Other income (expense)                                                             (35,968)      47,684                    11,716
Provision for income tax                                                          (856,150)    (361,755)               (1,217,905)
                                                                               -----------  -----------  -----------  -----------

Income before minority interest                                                $ 1,712,494  $   782,562  $        --  $ 2,490,056
                                                                               ===========  ===========  ===========  ===========

Total assets                                                                   $22,900,326  $ 6,433,060  $(2,370,025) $26,963,361
                                                                               ===========  ===========  ===========
                                                                                                                       26,963,361
Assets held by parent company                                                                                           1,217,579
Assets of discontinued operations                                                                                           1,289
                                                                                                                     ------------
Total assets - consolidated
  financial statements                                                                                               $ 28,182,229
                                                                                                                     ============

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure.

Item 9A.  CONTROLS AND PROCEDURES

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal control over financial reporting to the knowledge of our management, or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the evaluation date.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of Yi Wan Group's executive officers and directors as of March 31, 2004, are as follows:

----------------- ----- -------------------------- ---------------- ------------
        Name       Age           Position             Held Since    Current term
                                                                      To expire
----------------- ----- -------------------------- ---------------- ------------
Cheng Wan Ming     43        Chairman of Board         May 1999      March 2005
                               and President
----------------- ----- -------------------------- ---------------- ------------
You Yingliu        63          Director and            May 1999      March 2005
                              Vice-president
----------------- ----- -------------------------- ---------------- ------------
Luo Guanying       58          Director and            May 1999      March 2005
                              Vice-president
----------------- ----- -------------------------- ---------------- ------------
Liang Xiaogen      57            Director              May 1999      March 2005
----------------- ----- -------------------------- ---------------- ------------
Wu Zeming          52     Chief Financial Officer      May 1999      March 2005
                         Chief Accounting Officer
                                 Director
----------------- ----- -------------------------- ---------------- ------------
Cheng Manli        41             Director             May 1999      March 2005
----------------- ----- -------------------------- ---------------- ------------
Cen Minhong        42             Director             May 1999      March 2005
----------------- ----- -------------------------- ---------------- ------------
Cheng Wanqing      35             Director             May 1999      March 2005
----------------- ----- -------------------------- ---------------- ------------
Cheng Deqiang      71             Director             May 1999      March 2005
----------------- ----- -------------------------- ---------------- ------------

The names and ages of our telecommunications company's executive officers and directors as of March 31, 2004, are as follows:

----------------- ----- -------------------------- ---------------- ------------
        Name       Age           Position             Held Since    Current term
                                                                      To expire
----------------- ----- -------------------------- ---------------- ------------
Cheng Wan Ming     43       Chairman of Board       September 1993   March 2006
                              and President
----------------- ----- -------------------------- ---------------- ------------
Wu Zeming          52     Vice-Chairman of Board    September 1993   March 2006
----------------- ----- -------------------------- ---------------- ------------
You Yingliu        63            Director           September 1993   March 2006
----------------- ----- -------------------------- ---------------- ------------
Luo Guanying       58            Director           September 1993   March 2006
----------------- ----- -------------------------- ---------------- ------------
He Lei             37            Director             April 2000     March 2006
----------------- ----- -------------------------- ---------------- ------------

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of Qinyang Yi Wan Hotel's executive officers and directors as of March 31, 2004, are as follows:

----------------- ----- -------------------------- ---------------- ------------
        Name       Age           Position             Held Since    Current term
                                                                      To expire
----------------- ----- -------------------------- ---------------- ------------
Cheng Wan Ming     43        Chairman of Board        March 2001     March 2004
----------------- ----- -------------------------- ---------------- ------------
Guo Ruxing         42     Vice-Chairman of Board      March 2001     March 2004
----------------- ----- -------------------------- ---------------- ------------
Yang Jianying      47           Director and          March 2003     March 2006
                              General Manager
----------------- ----- -------------------------- ---------------- ------------
Liu Hua            40             Director            March 2001     March 2004
----------------- ----- -------------------------- ---------------- ------------
Chen Hong          39             Director            March 2001     March 2004
----------------- ----- -------------------------- ---------------- ------------

Mr. Cheng Wan Ming has been our President and Chairman of the Board from May 1999 until present. Mr. Cheng Wan Ming is also responsible for our accounting and financial reporting. From September 1993 to April 2000, Mr. Wan Ming was a member of the Board of Directors and President of our telecommunications company. Since May 2000, Mr. Wan Ming has served as the Chairman of the Board of Directors and President of our telecommunications company. Mr. Wan Ming joined our hotel company in December 1996 and has served as its Chairman of the Board of Directors and President from December 1996 until present. Mr. Wan Ming joined our former agriculture company in January 1997 and served as its Chairman of the Board and President from January 1997 until 2002. Before September 1993, Mr. Wan Ming was President of Shunao Industry and Commerce Company, in Guangdong Province. Mr. Wan Ming received a bachelor degree from Foshan Junior College in Guangdong province. Mr. Cheng Wan Ming is the husband of Ms. Cen Minhong. Mr. Cheng Wan Ming is the brother of Mr. Cheng Wanqing and Ms. Cheng Manli.

Mr. You Yingliu has been our Director and Vice President from May 1999 until present. He joined our telecommunications company in September 1993. Since September 1993, Mr. Yingliu has been a Director of our telecommunications company. Mr. Yingliu joined our hotel company in December 1996. Since then, Mr. Yingliu has been a Director of our hotel company. Mr. Yingliu joined our former agriculture company in January 1997. From January 1997 to 2002, Mr. Yingliu was a Director and Vice-President of our former agriculture company.

Mr. Zhang Haoyu has been a member of our Board of Directors since May 1999. Mr. Haoyu has been a Vice-President of our hotel subsidiary since December 1996. Mr. Haoyu served as a Director of our telecommunications company from September 1993 until April 2000. From December 1996 to January 2000, Mr. Haoyu was a Director and Vice-President of our hotel company. Mr. Haoyu served as a Director of our former agriculture company. Mr. Haoyu previously received an associate degree from the Metallurgical Junior College of Changsha City, Hunan province. From September 1991 to October 1995, Mr. Haoyu was a department manager of the Material Bureau of Qinyang City, Henan province. Mr. Zhang Haoyu is the husband of Ms. Yang Huijuan.

Ms. Yang Huijuan has been a member of our Board of Directors since May 1999. Ms. Huijuan served as a Director of our telecommunications company from September 1993 until January 2000. From June 1990 to present, Ms. Huijuan has been employed as a manager in China Agriculture Bank, Jiaozuo Branch, in the Henan province of China. From December 1996 until January 2000, Ms. Huijuan was a Director of our hotel company. Ms. Yang Huijuan also served as a Director of our former agriculture company from January 1997 until January 2000. Ms. Huijuan previously received a bachelor degree from Jiaozuo University in Henan province. Ms. Yang Huijuan is the wife of Mr. Zhang Haoyu.

Ms. Luo Guanying has been a member of our Board of Directors and a Vice-President since May 1999. Ms. Guanying has been a member of the Board of Directors of our telecommunications company since September 1993. From December 1996 until January 2000, Ms. Guanying served as a member of the Board of Directors of our hotel company. Ms. Guanying also served as a Director of our former agriculture company from January 1997 until January 2000. Ms. Guanying also is presently a Vice-President of Shunao Industry & Commerce Company, in Guangdong province, a position she has held since April 1993. Ms. Luo Guanying is the wife of Mr. Liang Xiaogen.

Mr. Liang Xiaogen has been a member of our Board of Directors since May 1999. He served as a Director of our telecommunications company from September 1993 to April 2000. From December 1996 until January 2000, Mr. Xiaogen also served as a Director of our hotel company. In January 1997, Mr. Xiaogen became a Director of our former agriculture company and served in that capacity until January 2000. Mr. Xiaogen has been the President of Shun de Zhiyuan Developing Company, in Guangdong province, since March 1991. Mr. Xiaogen is the husband of Ms. Luo Guanying.

Mr. Wu Zeming has been our Chief Financial Officer and Chief Accounting Officer and a member of our Board of Directors since May 1999. He served as the Chairman of the Board of Directors and Vice President of our telecommunications company from September 1993 until April 2000. Since May 2000, Mr. Zeming has been the Vice-Chairman of our telecommunications company. Since December 1996, Mr. Zeming has been a Director of our hotel company. Mr. Zeming has also served as a Director of our former agriculture company from January 1997 to 2002. Mr. Zeming has also been the Chairman of the Board of Directors of Wan Da Construction Inc., of Macao, since June 1991. Mr. Zeming is the husband of Ms. Cheng Manli.

Ms. Cheng Manli has been a member of our Board of Directors since May 1999. Ms. Manli has been the Representative of the Macao Office of our telecommunications company since January 1999. She served as a Director of our telecommunications company from September 1993 until April 2000. Ms. Manli has been a Director of our hotel company since December 1996. Ms. Manli was also a Director of our former agriculture company from January 1997 to 2002. Since June 1991, Ms. Manli has been a Director of Wan Da

Construction Inc. of Macao. Ms. Manli is the wife of Mr. Wu Zeming. She is also the sister of Mr. Cheng Wan Ming and Mr. Cheng Wanqing.

Ms. Cen Minhong has been a member of our Board of Directors since May 1999. Ms. Cen Minhong has been the Director of the Administrative Office of our telecommunications company since March 2000. She served as a Director of our telecommunications company from September 1993 until April 2000. Ms. Minhong has also been a Director of our hotel company since December 1996. Ms. Minhong was also a Director of our former agriculture company from January 1997 until 2002. Ms. Minhong is the wife of Mr. Cheng Wan Ming.

Mr.Cheng Wanqing has been a member of our Board of Directors since May 1999. He served as a director of our telecommunications company from September 1993 until April 2000. From December 1996 until January 2000, Mr. Wanqing also served as a Director of our hotel company. Mr. Wanqing served as a director of our former agriculture company from January 1997 until January 2000. From April 1993 to the present, Mr. Wanqing has been Vice-President of Shunao Industry & Commerce Company. Mr. Cheng Wanqing received a bachelor degree from the Television Broadcasting College, in Guangdong province. Mr. Cheng Wanqing is the brother of Mr. Cheng Wan Ming and Ms. Cheng Manli.

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

Mr. Chang Jufeng has been a manager of our hotel company from June 1996 until December 1999. In January 2000, Mr. Jufeng became the Vice Chairman of the Board of Directors and the Assistant General Manager of our hotel company. In January 2000, Mr. Jufeng also became the Vice Chairman of the Board of Directors of our former agriculture company. Previously, between March 1992 and May 1996, Mr. Jufeng was a department manager of the Police Bureau of Jiaozuo City, Henan province. Mr. Chang Jufeng received a bachelor degree from the Technical College of Jiaozuo City, Henan province.

Ms. He Lei has been a Director of our hotel company since January 2000. Ms. Lei was also a Director of our former agriculture company from January 2000 until 2002. Ms. Lei has been a director of our telecommunications company since April 2000. Previously, from July 1995 until August 1997, Ms. Lei was a manager of the Gang'ao Entrust Investment Co., Ltd., a financial and investment consulting firm located in Beijing, P.R.China. Beijing office. Since September 1997 Ms. Lei has also been a manager of Beijing Zhongyou Huashang Trading Company. Ms. Lei received a bachelor degree from the Renmin University of China.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. We were not able to identify a suitable nominee and our management is currently diligently pursuing such a candidate.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of any such reports furnished to us, we believe that during the year ended December 31, 2003, such persons made all required filings.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer or persons performing similar functions. Our code of ethics is exhibited to this annual report on Form 10-K as Exhibit 14.1.

Item 11. Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered during the years ended December 31, 2003, 2002 and 2001 by our President/Chairman of the Board, Cheng Wan Ming. No other executive officers received aggregate compensation during our last two fiscal years which exceeded, or would exceed on an annualized basis, $100,000.

-------------------------- -------------------------------------------- ----------------------------------------
Summary Compensation Chart Annual Compensation                          Long Term Compensation
-------------------------- -------------------------------------------- ----------------------------------------
Name & Position     Year   Salary (US$)*            Bonus ($) Other ($) Restricted Options ($) L/Tip ($) All Other
                                                                        Stock
                                                                        Awards
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
Cheng Wan Ming,     2003    11,595                        0         0          0          0         0         0
Chairman/President         (Hotel Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
                           0                              0         0          0          0         0         0
                           (Communication Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
                    2002   11,595                         0         0          0          0         0         0
                           (Hotel Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
                           3,333                          0         0          0          0         0         0
                           (Agriculture Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
                           0                              0         0          0          0         0         0
                           (Communication Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
                    2001   11,595                         0         0          0          0         0         0
                           (Hotel Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
                           0                              0         0          0          0         0         0
                           (Agriculture Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------
                           0                              0         0          0          0         0         0
                           (Communication Division)
------------------- ------ ------------------------ --------- --------- ---------- ----------- --------- -------

*The salary that Cheng Wan Ming received from our Hotel and Agriculture Divisions reflects payment by these Divisions.

Our officers and directors, including Cheng Wan Ming, did not receive any monetary or security compensation from us during 2003. The only compensation that our officers and directors received during 2003 was from our hotel subsidiaries, as reflected above.

OPTIONS/SAR GRANTS

No options or SAR grants were granted to the named executive officers during fiscal year ended December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END

None.

LONG TERM INCENTIVE PLAN ("LTIP") AWARDS

None.

PENSION PLAN

None.

China's mandatory pension system for its urban labor force is a defined-benefit, pay-as-you-go system for persons identified as "older workers" and retirees. "Older workers" are those who retired prior to the period between October and December 1997 which was the implementation of State Counsel Decision Number 26, the mandatory pension system. In August 1997, China State Council Decision adopted this unified, publicly managed system covering all urban workers. The defined system for younger workers is designed to be multi-pillar with individual accounts, consisting of : (1) a basic benefit which is a pay-as-you-go system entitling retirees to a defined-benefit of 20% of the last year's average provincial, municipal or otherwise local monthly wage; (2) individual accounts entitling retirees to a monthly annuity equal to 1/120 of the account's notional accumulation, plus and indexation factor, (3) voluntary supplementary individual accounts entitling retirees to a phased-withdrawal. This Decision set forth the general parameters for contributions, fund accruals, service recognition for those who have contributed under both the old and new system, and benefits. In addition, the Decision provides some basis for regional variation.

The Decision mandates one of three benefits according to when the worker begins contributing to the system: (a) the so called "older men" are those who retired prior to the implementation of the Decision between October and December 1997; these workers retain the locally determined level of defined -benefit entitlements they had been receiving; (b) "middle men" are those who began contributing prior to the Decision, but who retire afterwards; such workers are entitled to the better of the defined-benefit formula applied to "older men" in their community or the sum of the basic benefit, individual account distribution and an accrual factor applicable to the years of service prior to the Decision; and (c) "young men" are those who began contributing after the implementation of the Decision; these individuals are entitled only to the sum of the basic benefit and individual account distribution.

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

COMPENSATION OF DIRECTORS

No Director receives any cash compensation for their service as a Director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

All of the above individuals have employment agreements with the entity or entities for which they work. The term of all employment agreements is until March of 2004. Salaries are renegotiated each year.

Our telecommunications and hotel subsidiaries each have employment agreements with our President, Mr. Cheng Wan Ming. The employment agreement with the telecommunications subsidiary provides that Mr. Cheng Wan Ming serve as its President from September 1999 to September 2004. The employment agreement with the Jiaozuo Yi Wan hotel subsidiary provides that Mr. Cheng Wan Ming serve as its President from December 1999 to December 2005. Each employment agreement provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the respective corporation and that Mr. Cheng Wan Ming will be eligible for bonus payments according to the provisions of the respective corporation's performance and bonus program. The employment agreement with the Qinyang Yi Wan hotel subsidiary provides that Mr. Cheng Wan Ming serve as its President from March 2001 to March 2004. Each employment agreement provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the respective corporation and that Mr. Cheng Wan Ming will be eligible for bonus payments according to the provisions of the respective corporation's performance and bonus program.

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

Mr. You Yingliu has an employment agreement with our hotel subsidiary. The employment agreement provides that Mr. Yingliu shall serve in this capacity from December 25, 2001 to December 25, 2004 under the same salary and bonus provisions described in Mr. Yingliu's employment agreement with our former agriculture subsidiary.

REPORT ON REPRICINGS OF OPTIONS/SARS

None.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Our officers and directors, including Cheng Wan Ming, did not receive any monetary or equity compensation from us during 2003. The only compensation that our officers and directors received during 2003 was from our hotel subsidiaries, as reflected in the executive compensation table above. We do not have a compensation committee. Our board of directors and the board of directors of our subsidiaries determine executive officer compensation. The officers who participated in the deliberations of our board of directors concerning executive officer compensation are the officers who are also members of our board of directors, namely Cheng Wan Ming, You Yingliu, Luo Guanying and Wu Zeming. There are no officers on the board of directors of Qinyang Yi Wan Hotel.


PERFORMANCE GRAPH

      Our stock did not start trading until the latter half of 2003. As a result, there is insufficient data for a performance graph.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of our Common Stock as of the date of this Form 10-K by:

   o Each shareholder known by us to own beneficially more than 5% of our common stock;

   o  Each executive officer;

   o  Each director or nominee to become a director; and

   o  all directors and executive officers as a group.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 16,506,250 shares of common stock outstanding as of December 31, 2003.

Security Ownership of Certain Beneficial Owners and Management
--------------- ------------------------ ------------------------- ------------
Title of Class            Name               Amount and nature      Percentage
                                          of beneficial ownership    of class
--------------- ------------------------ ------------------------- ------------
Common                 Wise Ascent              10,086,296             61.1%
                   Investment Ltd.(1)        (Direct/Indirect)
--------------- ------------------------ ------------------------- ------------
Common             Cheng Wan Ming (1)           10,086,296             61.1%
                                             (Direct/Indirect)
--------------- ------------------------ ------------------------- ------------
Common               Cen Minhong (1)            10,086,296             61.1%
                                             (Direct/Indirect)
--------------- ------------------------ ------------------------- ------------
Common                 You Yingliu               1,026,480             6.2%
                                                 (Direct)
--------------- ------------------------ ------------------------- ------------
Common                  Wu Zeming                1,047,865             6.3%
                                                 (Direct)
--------------- ------------------------ ------------------------- ------------
Common                Luo Guanying                737,019              4.5%
                                                 (Direct)
--------------- ------------------------ ------------------------- ------------
Common                Chang Wanqing               763,750              4.7%
                                                 (Direct)
--------------- ------------------------ ------------------------- ------------
Common                Cheng Deqiang               763,750              4.7%
                                                 (Direct)
--------------- ------------------------ ------------------------- ------------
Common                 Cheng Manli                427,700              2.6%
                                                 (Direct)
--------------- ------------------------ ------------------------- ------------
Common                Liang Xiaogen               422,140              2.6%
                                                 (Direct)
--------------- ------------------------ ------------------------- ------------
Common              All officers and
                        director                15,275,000
                 as a group (9 persons)      (Direct/Indirect)         92.5%
--------------- ------------------------ ------------------------- ------------

(1) 2,579,397 shares of our common stock is owned by Wise Ascent Investments Limited through its sole officer, director and shareholder, Cheng Wan Ming, who is also the President, Chairman of the Board of Directors and controlling shareholder of Yi Wan. Mr.Cheng Wan Ming is the husband of Ms. Cen Minhong. Mr. Cheng Wan Ming directly owns 5,414,224 shares; his wife, Ms. Cen Minhong, directly owns 2,092,675 shares. Collectively, Mr.Cheng Wan Ming and Ms. Cen Minhong, beneficially own 10,086,296 shares as reflected in the above table.

Change In Control

We are not aware of any arrangements which may result in a change in control of our company. There are no pending or anticipated arrangements that we are aware of that may cause a change in control of our company. We are not currently engaged in any activities or arrangements that we anticipate will result in a change in our control.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2002, and 2003 our Telecommunications Division purchased materials, supplies, and paid for operating expenses in the amount of $3,599,133, and $1.686,504 on behalf of Shun'ao Industry and Commerce Company, a partner in our hotel divisions. Our Telecommunications Division verbally agreed to pay for these expenses at its discretion and there are no fixed repayment terms. There is no commitment to fund current or future operating Shun'ao Industry and Commerce Company's expenses. Our president has a 41.7% ownership interest in Shun'ao Industry and Commerce Company.

Our director, Mr. Wu Zeming, is the president of Marco Wan Da Construction and has a 51% ownership interest in that company. Our director, Ms. Cheng Manli is a director of Marco Wan Da Construction and holds a 49% ownership interest in that company.

In 2002, and 2003, we advanced Cheng Wan Ming, our president, 179,105 and $121,689 as cash advances for cash-based business transactions incurred for the payment of operating expenses and purchases from vendors. Due to the nature of conducting business in China many financial transaction are completed in cash, instead of by check or draft. Customarily, officers, managers and employees of companies located in China, including our personnel, are advanced cash on a daily basis to pay for normal business operating expenses. These advances are accounted for when the officer or employee submits the paid invoice to the accounting department to support the receipt of goods and services.

Upon formation, we issued our officers, directors, and their affiliates 15,512,500 shares for services in connection with our formation.

2,579,397 shares of our common stock is owned by Wise Ascent Investments Limited through its sole officer, director and shareholder, Cheng Wan Ming, who is also the President, Chairman of the Board of Directors and controlling shareholder of Yi Wan.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Total annual audit fees billed for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during the 2003 and 2002 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $100,000 and $115,000, respectively.


TAX FEES

      The total fees billed during the 2003 and 2002 for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for tax compliance services were $5,000 and $5,000, respectively. Specifically, these services involved preparation of the consolidated tax returns.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

   3(i)  Articles of Incorporation of the Registrant*
   3(ii) Bylaws of the Registrant*
   3.1   Jiaozuo Yi Wan Hotel Co., Ltd. Articles of Association*
   3.2 Shunde Yi Wan Communication Equipment Plant Co., Ltd. Articles of Association*
   4     Form of common stock Certificate of the Registrant*
  10.1   Form of Employment Agreement Jiaozuo Yi Wan Hotel Co., Ltd.*
  10.2 Form of Employment Agreement Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
  10.3   Land Use Permits of Shunde Yi Wan Communication Equipment Plant Co.,
         Ltd.*
  10.4   Land Use Permits of Jiaozuo Yi Wan Hotel Co., Ltd.*
  10.5   Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
  10.6   Agreement of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
  10.7 Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Ltd., Co. on the Transfer of Equity Shares**
  10.8 Agreement of Jiaozuo Yi Wan Hotel Co., Ltd. on the Transfer of Equity Shares**
  10.9 Transfer of Stock Rights and Property Rights Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.***
  10.10  Qinyang Yi Wan Hotel Co., Ltd. Joint Venture Contract***
  10.11  Joint Venture Contract with Qinyang Hotel***
  10.12 Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about Building Qinyang Yi Wan Hotel Co., Ltd.***
  10.13 Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***
  10.14 Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***
  14.1   Code of Ethics
  21     List of Subsidiaries*
  23.1 Consent of MOORE STEPHENS WURTH FRAZER AND TORBET, LLP for Yi Wan Group, Inc. and Subsidiaries*
  23.2 Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group, Inc. Reviewed Financial Statements December 31, 2001 and 2000
  23.3 Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group, Inc. Audited Financial Statements December 31, 2000 and 1999**
  23.4 Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group, Inc. Subsidiaries Audited Financial Statements December 31, 1999 and 1998**
  23.5 Consent of Independent Accountants for Yi Wan Group, Inc. Audited Financial Statements December 31, 2002 and 2001***
  23.6 Consent of Independent Accountants for Yi Wan Group, Inc. Audited Financial Statements December 31, 2002 and 2003
  31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1   Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

  32.2   Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002
  99.1 Application for the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.
  99.2 Reply to the Transfer of the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.

----------------
* Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC File No. 000-33119, hereby incorporated by reference.

** Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC File No. 000-33119

*** Denotes previously filed exhibit, filed with Form 10-K on 4/16/03, SEC File
    No. 000-33119, hereby incorporated by reference

We hereby incorporate the following documents by reference: (a) our Form 10 Registration Statement filed on August 24, 2001 and amendments thereto filed on November 7, 2001, January 7, 2002, February 7, 2002, March 28, 2002, and May 22, 2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December 7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31, 2002 filed on May 14, 2002; (e) our Form 10Q for the period ended June 30, 2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002; (f) our Form 10Q for the period ended September 30, 2002, filed on November 14, 2002; (g) our Form 10Q for the period ended March 31, 2003, filed on May 15, 2003; (h) our Form 10Q for the period ended June 30, 2003, filed on August 14, 2003 and an amendment thereto filed on September 23, 2003;
(i) our Form 10Q for the period ended September 30, 2003, filed on November 14, 2003 and (j) our Form 10K for the year ended December 31, 2002, filed on April 16, 2003.

(b)      Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               YI WAN GROUP, INC.
                               (Registrant)

                               By  /s/Cheng Wan Ming
                                      Cheng Wan Ming
                                      President
Date: March 30, 2004



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                           Date
      ---------                      -----                           ----

  /s/ Cheng Wan Ming      Chairman of Board, President,            03/30/04
 -------------------      Chief Executive Officer
      Cheng Wan Ming

  /s/ Wu Zeming           Chief Financial Officer and Director     03/30/04
 ------------------
      Wu Zeming

  /s/ You Yingliu         Director                                 03/30/04
 -----------------
      You Yingliu


  /s/ Luo Guanying        Director                                 03/30/04
 -----------------
      Luo Guanying


  /s/ Liang Xiaogen       Director                                 03/30/04
 ------------------
      Liang Xiaogen


  /s/ Cheng Manli         Director                                 03/30/04
 ------------------
      Cheng Manli


  /s/ Cen Minhong         Director                                 03/30/04
 ------------------
      Cen Minhong


  /s/ Cheng Wanqing       Director                                 03/30/04
 ------------------
      Cheng Wanqing


  /s/ Cheng Deqiang       Director                                 03/30/04
 ------------------
      Cheng Deqiang