Form 10-Q
period 2004-03-31
YI WAN GROUP INC
filed 2004-05-14
CIK 1157667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ________________

                        Commission File Number 000-33119

                               Yi Wan Group, Inc.
             (Exact name of registrant as specified in its charter)

            Florida                                      33-0960062
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

101 E. 52 Street, 9th Floor, New York, New York                     10022
   (Address of principal executive offices)                       (Zip Code)

                                 (212) 752-9700
              (Registrant's telephone number, including area code)

            2 East Camino Real, Suite 202, Boca Raton, Florida 33432
                                (Former Address)

                             All Correspondence to:
                             Arthur S. Marcus, Esq.
                 Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP
                           101 E. 52 Street, 9th Floor
                            New York, New York 10022
                                 (212) 752-9700

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                                       Yes [ ]  No [X]

The number of shares outstanding of the issuer's common stock as of May 10, 2004 was 16,506,250.

                               YI WAN GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                               1
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9
Item 3.     Quantitative and Qualitative Disclosures about Market Risks       14
Item 4.     Controls and Procedures                                           14

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                 14
Item 2      Changes in Securities, Use of Proceeds                            14
            and Issuer Purchases of Equity Securities                         15
Item 3      Defaults upon Senior Securities                                   15
Item 4      Submission of Matters to a Vote of Security Holders               15
Item 5      Other Information                                                 15
Item 6      Exhibits and Reports on Form 8-K                                  15

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                   A S S E T S
                                                      March 31,     December 31,
                                                        2004            2003
                                                    ------------    ------------
                                                     (Unaudited)      (Audited)
                                                    ------------    ------------
CURRENT ASSETS:
   Cash                                             $  4,097,299    $  3,365,842
   Accounts receivable, net of allowance
      for doubtful accounts of $8,104 at
      March 31, 2004 and December 31, 2003             1,488,646       1,612,710
   Due from related parties                            3,569,750       3,599,133
   Inventories                                           555,598         513,432
   Prepaid expenses                                       47,807          55,308
                                                    ------------    ------------
      Total current assets                             9,759,100       9,146,425
                                                    ------------    ------------


BUILDINGS, EQUIPMENT AND AUTOMOBILES, net             17,820,197      18,002,661
                                                    ------------    ------------

OTHER ASSETS:
   Intangible asset, net                               1,578,092       1,590,561
   Equipment held for sale                               529,750         529,750
   Deferred tax asset                                     31,718          31,718
   Other non-current assets                              388,060         369,075
                                                    ------------    ------------
      Total other assets                               2,527,620       2,521,104
                                                    ------------    ------------

            Total assets                            $ 30,106,917    $ 29,670,190
                                                    ============    ============



     L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y
     ----------------------------------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                 $    376,876    $    327,862
   Accounts payable - related party                       34,874          56,540
   Accrued liabilities                                   876,906         733,261
   Wages and benefits payable                            295,073         301,815
   Sales tax payable                                     881,726         873,208
   Income taxes payable                                  922,949       1,049,331
   Due to shareholders                                    89,044          89,044
   Due to prior owners of joint ventures               4,932,273       4,932,273
   Notes payable                                          63,599          64,809
                                                    ------------    ------------
      Total current liabilities                        8,473,320       8,428,143
                                                    ------------    ------------

MINORITY INTEREST                                      1,894,870       1,843,198
                                                    ------------    ------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value, authorized
      50,000,000 shares, 16,506,250 shares
      issued and outstanding                              10,078          10,078
   Paid-in-capital                                     5,116,613       5,115,222
   Statutory reserves                                 10,655,821      10,655,821
   Retained earnings                                   3,818,869       3,480,712
   Accumulated other comprehensive income                137,346         137,016
                                                    ------------    ------------
      Total shareholders' equity                      19,738,727      19,398,849
                                                    ------------    ------------

             Total liabilities and
               shareholders' equity                 $ 30,106,917    $ 29,670,190
                                                    ============    ============


The Accompanying notes are an integral part of these financial statements.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                   FOR THE THREE ENDED MARCH 31, 2004 AND 2003

                                                   Three months ended March 31,
                                                   ------------    ------------
                                                       2004            2003
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
                                                   ------------    ------------

NET SALES                                          $  2,841,721    $  3,159,617

COST OF SALES                                         1,096,319       1,155,104
                                                   ------------    ------------

GROSS PROFIT                                          1,745,402       2,004,513

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES         1,123,445       1,130,403
                                                   ------------    ------------

INCOME FROM OPERATIONS                                  621,957         874,110

OTHER INCOME                                              4,489          15,280
                                                   ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES AND
   MINORITY INTEREST                                    626,446         889,390

PROVISION FOR INCOME TAXES                              236,617         278,990
                                                   ------------    ------------

INCOME BEFORE MINORITY INTEREST                         389,829         610,400

MINORITY INTEREST                                       (51,672)        (51,088)
                                                   ------------    ------------

NET INCOME                                              338,157         559,312

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                 330          (1,401)
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $    338,487    $    557,911
                                                   ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:

    Earnings per share, basic and diluted          $       0.02    $       0.03
                                                   ============    ============

The Accompanying notes are an integral part of these financial statements.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                                           Accumulated
                                                                                                             other
                                         Number        Common        Paid-in     Statutory     Retained   comprehensive
                                       of shares        stock        capital      reserves     earnings      income       Totals
                                      -----------    ----------    ----------   -----------   ----------   ----------   -----------
                                      (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
                                      -----------    ----------    ----------   -----------   ----------   ----------   -----------
BALANCE, December 31, 2003, audited    16,506,250    $   10,078    $5,115,222   $10,655,821   $3,480,712   $  137,016   $19,398,849

  Net income                                                                                     338,157                    338,157
  Additions to paid in capital
     (land use right)                                                   1,391                         --                      1,391
  Foreign currency translation
     adjustments                                                                                                  330           330
                                      -----------    ----------    ----------   -----------   ----------   ----------   -----------
BALANCE, March 31, 2004                16,506,250    $   10,078    $5,116,613   $10,655,821   $3,818,869   $  137,346   $19,738,727
                                      ===========    ==========    ==========   ===========   ==========   ==========   ===========


BALANCE, December 31, 2002, audited    16,506,250    $   10,078    $5,109,656   $10,832,731   $1,707,878   $   70,595   $17,730,938
                                                                                                                                 --
  Net income                                                                                     559,312                    559,312
  Additions to paid in capital
     (land use right)                                                   1,389                                                 1,389
  Foreign currency translation
     adjustments                                                                                               (1,401)       (1,401)
                                      -----------    ----------    ----------   -----------   ----------   ----------   -----------
BALANCE, March 31, 2003                16,506,250    $   10,078    $5,111,045   $10,832,731   $2,267,190   $   69,194   $18,290,238
                                      ===========    ==========    ==========   ===========   ==========   ==========   ===========

The Accompanying notes are an integral part of these financial statements.

                     YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

                                                    (Unaudited)     (Unaudited)
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $    338,157    $    559,312
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Minority interest                               51,672          51,088
         Depreciation                                   353,363         367,766
         Amortization                                    12,469          12,436
         Land use cost                                    1,391           1,389
         Deferred tax assets                                 --         (29,991)
         Translation adjustment                             330          (1,401)
      (Increase) decrease in assets:
         Accounts receivable                            124,064          26,032
         Related party receivables                       29,383        (756,467)
         Inventories                                    (42,166)        (54,960)
         Prepaid expenses                                 7,501         (16,455)
         Other non-current assets                       (18,985)        (42,411)
      Increase (decrease) in liabilities:
         Accounts payable                                49,014          12,314
         Accounts payable - related party               (21,666)        (19,607)
         Accrued liabilities and other
            current liabilities                         143,645         (86,549)
         Wages and benefits payable                      (6,742)         (4,717)
         Sales tax payable                                8,518             197
         Income taxes payable                          (126,382)         67,587
                                                   ------------    ------------
               Net cash provided by
                  operating activities                  903,566          85,563
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of improvements and equipment              (170,899)        (26,741)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Collections on note receivable                            --         696,437
   Borrowings on notes payable                           (1,210)          7,326
                                                   ------------    ------------
               Net cash provided by
                  financing activities                   (1,210)        703,763
                                                   ------------    ------------

NET CHANGE IN CASH                                      731,457         762,585

CASH, beginning of period                             3,365,842       2,135,154
                                                   ------------    ------------

CASH, end of period                                $  4,097,299    $  2,897,739
                                                   ============    ============

The Accompanying notes are an integral part of these financial statements.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE REPORTING ENTITY

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries, which are as follows:

                                                                  Percentage
              Subsidiary                                          Ownership
----------------------------------------------------------     ----------------
Shun De Yi Wan Communication Equipment
  Plant Co., Ltd. (TELECOMMUNICATIONS)                                100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                                90
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)                               80


Yi Wan Group, Inc. was incorporated under the laws of the State of Florida in the United States in May 1999. Yi Wan Group, Inc. is authorized to issue 50,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock. The Company's TELECOMMUNICATIONS, HOTEL and QINYANG subsidiaries are incorporated under the laws of the People's Republic of China
(PRC).

The Company's subsidiaries are classified as Foreign Invested Enterprises (FIE) in the PRC and are subject to the FIE laws of the PRC. The HOTEL and QINYANG are Foreign Invested Enterprise Joint Ventures, known as FIEJV or sino-foreign joint venture, and TELECOMMUNICATIONS is a Wholly Foreign Owned Enterprise company or WFOE. All three of these companies are Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the United States. The respective Articles of Association for these FIE subsidiaries provide a 30-year term for the HOTEL and QINYANG companies and 15 years for the TELECOMMUNICATIONS.

BASIS OF PRESENTATION

The financial statements represent the activities of Yi Wan Group, Inc. and its subsidiaries. The consolidated financial statements of YWG include its subsidiaries HOTEL, TELECOMMUNICATIONS and QINYANG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - CONDENSED FINANCIAL STATEMENTS AND FOOTNOTES

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of YWG and its subsidiaries TELECOMMUNICATIONS, HOTEL, and QINYANG. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. YWG believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the YWG's consolidated financial statements for the year ended December 31, 2003 and notes thereto included in YWG's Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2004.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                                   March 31,    December 31,
                                                     2004           2003
                                                 ------------   ------------
                                                 (Unaudited)      (Audited)
                                                 ------------   ------------
Hotel inventory                                  $    218,558   $    210,728
Telecommunication inventory                           337,040        302,704
                                                 ------------   ------------
    Total inventories                            $    555,598   $    513,432
                                                 ============   ============

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At March 31, 2004, TELECOMMUNICATION's inventory are consisted of raw materials, work in process, and finished goods, which amounted to $102,102, $83,245, and $151,693, respectively.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $363,000 and $241,339 for the three months ended March 31, 2004 and 2003, respectively. No interest expense was paid for the three months ended March 31, 2004 and 2003.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding (16,506,250 shares for the three months ended March 31, 2004 and 2003, respectively),

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - HOTEL BOWLING OPERATIONS CEASED

HOTEL BOWLING OPERATIONS

The HOTEL ceased its bowling operation at the end of September 2003. The Management of Hotel is in the process of finding potential buyers and formalizing a plan to sell the equipment. As of March 31, 2004, the fair market value of the bowling equipment has not been determined and no impairment of the asset value has been calculated. As of March 31, 2004, the related equipment with a net book value of $529,750 has been recorded as equipment held for sale; no gain or loss has been recognized in the current period.

NOTE 7 - SEGMENT INFORMATION

YWG includes four major operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents revenues and other financial information by business segment for the periods presented:

                                        Telecom-        Inter-
                                       munication      segment
                           Hotel        equipment    elimination        Totals
                        -----------    -----------   -----------     -----------

TOTAL ASSETS:

March 31, 2004          $25,207,481    $ 6,954,914   $(2,055,478)    $30,106,917
                        ===========    ===========   ===========     ===========

December 31, 2003       $24,667,327    $ 6,837,457   $(1,834,594)    $29,670,190
                        ===========    ===========   ===========     ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SEGMENT INFORMATION

                                                           HOTEL
                                    -----------------------------------------------------
                                                                                            Telecommu-    Inter-
                                                                Entertain-                   nication     segment
                                     Restaurant      Lodging       ment        Subtotals    equipment    elimination      Totals
                                    ------------   ----------   ----------   ------------   ----------   -----------   ------------
THREE MONTHS ENDED MARCH 31, 2004

Net sales                           $ 1,277,559    $ 533,136    $ 565,518    $ 2,376,213    $ 465,508    $             $ 2,841,721
Cost of sales                           655,244       53,807       87,269        796,320      299,999                    1,096,319
                                    ------------   ----------   ----------   ------------   ----------   -----------   ------------
Gross profit                            622,315      479,329      478,249      1,579,893      165,509            --      1,745,402
Operating expenses                      159,898       92,067      129,973        381,938      110,801                      492,739
Depreciation and
    amortization                                                                 210,678          445                      211,123
Unallocated expenses                                                             322,387                                   322,387
                                    ------------   ----------   ----------   ------------   ----------   -----------   ------------
Income from operations                $ 462,417    $ 387,262    $ 348,276        664,890       54,263            --        719,153
                                    ============   ==========   ==========
Interest income                                                                    4,944        3,876                        8,820
Other income (expense)                                                            (4,331)                                   (4,331)
Provision for income tax                                                        (216,972)     (19,645)                    (236,617)
Corporate expenses                                                                                                         (97,196)
                                                                             ------------   ----------   -----------   ------------
Income before minority
     interest                                                                  $ 448,531    $  38,494    $       --      $ 389,829
                                                                             ============   ==========   ===========   ============

THREE MONTHS ENDED MARCH 31, 2003
Net sales                           $ 1,194,256    $ 597,094    $ 539,557    $ 2,330,907    $ 828,710    $             $ 3,159,617
Cost of sales                           602,895       50,328       53,197        706,420      448,684                    1,155,104
                                    ------------   ----------   ----------   ------------   ----------   -----------   ------------
Gross profit                            591,361      546,766      486,360      1,624,487      380,026            --      2,004,513
Operating expenses                      148,299       86,072       93,103        327,474      161,783                      489,257
Depreciation and
    amortization                                                                 341,020        5,478                      346,498
Unallocated expenses                                                             294,648                                   294,648
                                    ------------   ----------   ----------   ------------   ----------   -----------   ------------
Income from operations                $ 443,062    $ 460,694    $ 393,257    $   661,345    $ 212,765    $       --      $ 874,110
                                    ============   ==========   ==========
Interest income                                                                    2,670        1,680                        4,350
Other income (expense)                                                            10,930                                    10,930
Provision for income tax                                                        (206,990)     (72,000)                    (278,990)
                                                                             ------------   ----------   -----------   ------------
Income before minority
     interest                                                                $   467,955    $ 142,445    $       --      $ 610,400
                                                                             ============   ==========   ===========   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                           FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China;
(b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources"; (f) whether there will be continuing negative economic effects upon China and the China hotel and tourist industries due to possible continuing negative perceptions pertaining to SARS; and (g) whether worldwide economic conditions will negatively affect the tourist industry in China and our hotel related revenues. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

GENERAL

RESULTS OF OPERATIONS

As of March 31, 2004, we had $ 3,818,869 of retained earnings. As of March 31, 2004, we had cash of $ 4,097,299 and total shareholders' equity of $19,738,727. For the three months ended March 31, 2004, we had revenues of $2,841,721 and general, administrative and sales expenses of $1,123,445.

CONSOLIDATED RESULTS

(1) SALES. Consolidated sales decreased by $317,896, or approximately 10.06%, from $3,159,617 for the three months ended March 31, 2003 to $2,841,721 for the three months ended March 31, 2004. The 10.06% decrease was due to under development and promotion of new products, which led to a decrease in the market share in the highly innovative and competitive telecommunications market.

(2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $58,785, from $1,155,104 for the three months ended March 31, 2003 to $1,096,319 for the three months ended March 31, 2004. Cost of goods sold as a percentage of sales increased by 2.02%, from 35.56% for the three months ended March 31, 2003 to 38.58% for the three months ended March 31, 2004. This increase was a result of:
(1) an increase in the cost of raw materials and an increase in the discounted promotions for the hotel operation; and (2) an increase in the cost of raw materials and a decrease in sales in the telecommunications operation.

(3) GROSS PROFIT. Consolidated gross profit decreased by $259,111, from $2,004,513 for the three months ended March 31, 2003 to $1,745,402 for the three months ended March 31, 2004. Gross profit as a percentage of sales decreased by 2.02%, from 63.44% for the three months ended March 31, 2003 to 61.42% for the three months ended March 31, 2004. This decrease in gross profit as a percentage of sales was the result of a decrease in sales and an increase in the cost of materials and operating expenses.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $6,958, from $1,130,403 for the three months ended March 31, 2003 to $1,123,445 for the three months ended March 31, 2004. The selling and administrative expenses as a percentage of sales increased by 3.76%, from 35.78% for the three months ended March 31, 2003 to 39.53% for the three months ended March 31, 2004. The increase in selling and administrative expenses as a percentage of sales is attributed to an increase in corporate expenses and a decrease in sales in the telecommunications equipment operation.

(5) NET INCOME. Consolidated net income decreased by $221,155, or approximately 39.54%, from $559,312 for the three months ended March 31, 2003 to $338,157 for the three months ended March 31, 2004. The decrease was mainly due to: (1) a decrease in sales and an increase in cost of raw materials for the telecommunications equipment operation; and (2) an increase in cost of raw materials and operating costs in the hotel operation.

SEGMENTED RESULTS

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Sales increased by $45,306, or approximately 1.94%, from $2,330,907 for the three months ended March 31, 2003 to $2,376,213 for the three months ended March 31, 2004. The increase was a result of a new management team and an improvement in marketing strategies.

         Telecommunication operations: Sales decreased by $363,202, or approximately 43.83%, from $828,710 for the three months ended March 31, 2003 to $465,508 for the three months ended March 31, 2004. The decrease was the result of under development and promotion of new products, which led to a decrease in market share in the highly innovative and competitive telecommunication market.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Cost of goods sold increased by $89,900, from $706,420 for the three months ended March 31, 2003 to $796,320 for the three months ended March 31, 2004. Cost of goods sold as a percentage of sales increased to 33.51% for the three months ended March 31, 2004 from 30.31% for the three months ended March 31, 2003. The increase is attributed to an increase in the cost of raw materials and an increase in discounted sales promotions in the hotel operation.

         Telecommunication operations: Cost of goods sold decreased by $148,685, from $448,684 for the three months ended March 31, 2003 to $299,999 for the three months ended March 31, 2004. Cost of goods sold as a percentage of sales increased to 64.45% for the three months ended March 31, 2004 from 54.14% for the three months ended March 31, 2003. The increase in cost of goods sold as a percentage of sales was a result of an increase in cost of raw materials and a decrease in sales in the telecommunications operation.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Gross profit decreased by $44,594, from $1,624,487 for the three months ended March 31, 2003 to $1,579,893 for the three months ended March 31, 2004. As a percentage of sales, gross profit decreased from 69.69% for the three months ended March 31, 2003 to 66.49% for the three months ended March 31, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of materials and operating expenses.

         Telecommunication operations: Gross profit decreased by $214,517, from $380,026 for the three months ended March 31, 2003 to $165,509 for the three months ended March 31, 2004. As a percentage of sales, gross profit decreased from 45.86% for the three months ended March 31, 2003 to 35.55% for the three months ended March 31, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of materials and a decrease in sales.

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Selling and administrative expenses decreased by $48,139, from $963,142 for the three months ended March 31, 2003 to $915,003 for the three months ended March 31, 2004. Selling and administrative expenses as a percentage of sales decreased to 38.51% for the three months ended March 31, 2004 from 41.32% for the three months ended March 31, 2003. This decrease was a result of a decrease in our administrative and selling expenses, such as water, electricity and fuel materials.

         Telecommunication operations: Selling and administrative expenses decreased by $56,015, from $167,261 for the three months ended March 31, 2003 to $111,246 for the three months ended March 31, 2004. Selling and administrative expenses as a percentage of sales increased to 23.9% for the three months ended March 31, 2004 from 20.2% for the three months ended March 31, 2003. The increase in selling and administrative expenses as a percentage of sales was a result of a decrease in sales.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

         Hotel operations: Net income decreased by $19,424, from $467,955, or 20.08% of sales, for the three months ended March 31, 2003 to $448,531, or 18.88% of sales, for the three months ended March 31, 2004. The decrease as a percentage of sales was an increase in cost of raw materials and operating expenses.

         Telecommunications operations: Net income decreased by $103,951, from $142,445, or 17.19% of sales, for the three months ended March 31, 2003 to $38,494, or 8.27% of sales, for the three months ended March 31, 2004. The decrease was a result of a decrease in sales and an increase in the cost of raw materials.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, net cash provided by operating activities was $903,566; net cash used in investing activities was $170,899; and net cash used in financing activities was $1,210. As of March 31, 2003, net cash provided by operating activities was $85,563; net cash used in investing activities was $26,741; and net cash provided by financing activities was $703,763.

Net cash provided by operating activities increased by $818,003 to $903,566 for the three months ended March 31, 2004, representing an increase of approximately 956.0%. The increase in cash flow from operating activities reflects a decrease in related party receivables and an increase in accounts receivable during the three months ended March 31, 2004. Due to the nature of conducting business in China many financial transaction are completed in cash, instead of by check or draft. Customarily, officers, managers and employees of companies located in China, including our personnel, are advanced cash on a daily basis to pay for normal business operating expenses. These advances are accounted for when the officer or employee submits the paid invoice to the accounting department to support the receipt of goods and services.

Net cash used in investing activities increased by $144,158 to $170,899 for the three months ended March 31, 2004, representing a 539.1% increase, compared with the $26,741 net cash used for the same period ended in 2003. The increase was due to spending on equipment upgrades.

Net cash used in financing activities increased by $1,210 to $1,210 for the three months ended March 31, 2004, representing a 100% increase, compared to $703,763 provided by financing activities for the same period of 2003. The increase was primarily due to full collections on existing note receivables at March 31, 2003.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of the Hotel and Telecommunications Divisions' existing business model in China, and the general overhead and personnel related expenses in support of this implementation; (2) continued promotional activities to increase hotel related revenues; (3) the development costs of the hotel operations in China; (4) the payment of cash contributions to the joint ventures under the existing agreements; and (5) payments due to some of the subsidiaries' former equity owners. We do not have any material commitments for capital expenditures as of March 31, 2004. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2004 fiscal year.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for the Hotel and Telecommunication operations came from shareholders' contributions and are as follows: Hotel operations: $11,960,000; and Telecommunication operations:
$1,580,000. No bank loans were obtained for the Hotel or Telecommunications operations. We have to make capital contributions to our subsidiaries by June 2004 to meet the capital registration requirement. Other investment requirements include payments due of $7,371,730 and $4,932,273 to the joint venture's former partners. Since the Farm operation ceased on December 31, 2002, only $500,000 additional capital investment for the Telecommunication division remains outstanding. The balances are to be funded from the profits generated from the operations of the subsidiaries , and, if necessary, equity financing. There is no assurance that equity financing can be obtained for the above purposes. The joint venture's board of directors extended the June 2003 payment date to June 2004 for capital contributions. We intend to fund the hotel operation's capital improvements from the positive cash flow generated from hotel operations.

MANAGEMENT ASSUMPTIONS.

Management anticipates, based on internal forecasts and assumptions relating to our operations, that existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate, or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Table of Contractual Obligations

-------------------------------------------------------------------------------------------------------------
                                                         PAYMENT DUE BY PERIOD
-------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS              TOTAL       LESS THAN     1-3 YEARS      3-5 YEARS     MORE THAN
                                                  1 YEAR                                     5 YEARS
-------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations            None           --           --             --             --
-------------------------------------------------------------------------------------------------------------
Capital Lease Obligations             None           --           --             --             --
-------------------------------------------------------------------------------------------------------------
Operating Lease Obligations           None           --           --             --             --
-------------------------------------------------------------------------------------------------------------
Purchase Obligations                  None           --           --             --             --
-------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities           None           --           --             --             --
Reflected on the Registrant's
Balance Sheet under GAAP
-------------------------------------------------------------------------------------------------------------
Total                                 0              --           --             --             --
-------------------------------------------------------------------------------------------------------------

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

Item 4   CONTROLS AND PROCEDURES

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


PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not applicable.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

Item 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     3(i)   Articles of Incorporation of the Registrant*
     3(ii)  Bylaws of the Registrant*
     3.1    Jiaozuo Yi Wan Hotel Co., Ltd. Articles of Association*
     3.2    Shunde Yi Wan Communication Equipment Plant Co., Ltd. Articles of
            Association*
     4      Form of Common Stock Certificate of the Registrant*
     10.1   Form of Employment Agreement Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.2   Form of Employment Agreement Shunde Yi Wan Communication Equipment
            Plant Co., Ltd.*
     10.3   Land Use Permits of Shunde Yi Wan Communication Equipment Plant Co.,
            Ltd.*
     10.4   Land Use Permits of Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.5   Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
     10.6   Agreement of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
     10.7   Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture
            Development Ltd., Co. on the Transfer of Equity Shares**
     10.8   Agreement of Jiaozuo Yi Wan Hotel Co., Ltd. on the Transfer of
            Equity Shares**
     10.9   Transfer of Stock Rights and Property Rights Agreement of Jiaozuo Yi
            Wan Maple Leaf High Technology Agriculture Development Co., Ltd.***
     10.10  Qinyang Yi Wan Hotel Co., Ltd. Joint Venture Contract***
     10.11  Joint Venture Contract with Qinyang Hotel***
     10.12  Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about
            Building Qinyang Yi Wan Hotel Co., Ltd.***
     10.13  Agreement with Jiaozuo Yi Wan Maple Leaf High Technology
            Agricultural Development Co., Ltd.***
     10.14  Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo
            Yi Wan Maple Leaf High Technology Agricultural Development Co.,
            Ltd.***
     23.1   Consent of MOORE STEPHENS WURTH FRAZER AND TORBET, LLP for Yi Wan
            Group, Inc. and Subsidiaries*
     23.2   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
            Inc. Reviewed Financial Statements December 31, 2001 and 2000***
     23.3   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
            Inc. Audited Financial Statements December 31, 2000 and 1999**
     23.4   Consent of MOORE STEPHENS FRAZER AND TORBET, LLP for Yi Wan Group,
            Inc. Subsidiaries Audited Financial Statements December 31, 1999 and
            1998**
     23.5   Consent of Independent Accountants for Yi Wan Group, Inc. Audited
            Financial Statements December 31, 2002 and 2001***

     23.6 Consent of Independent Accountants for Yi Wan Group, Inc. Audited Financial Statements December 31, 2002 and 2003****
     31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002
     31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002
     32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.1 Application for the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.***
     99.2 Reply to the Transfer of the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.***

----------------
* Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC File No. 000-33119, hereby incorporated by reference.
** Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC File No. 000-33119, hereby incorporated by reference
*** Denotes previously filed exhibit, filed with Form 10-K on 4/16/03, SEC File No. 000-33119, hereby incorporated by reference
**** Denotes previously filed exhibit, filed with Form 10-K on 3/30/04, SEC File
     No. 000-33119, hereby incorporated by reference

We hereby incorporate the following documents by reference: (a) our Form 10 Registration Statement filed on August 24, 2001 and amendments thereto filed on November 7, 2001, January 7, 2002, February 7, 2002, March 28, 2002, and May 22, 2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December 7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31, 2002 filed on May 14, 2002; (e) our Form 10Q for the period ended June 30, 2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002; (f) our Form 10Q for the period ended September 30, 2002, filed on November 14, 2002; (g) our Form 10K for the year ended December 31, 2002, filed on April 16, 2003; (h) our Form 10Q for the period ended March 31, 2003, filed on May 15, 2003; (i) our Form 10Q for the period ended June 30, 2003, filed on August 14, 2003 and an amendment thereto filed on September 23, 2003;
(j) our Form 10Q for the period ended September 30, 2003, filed on November 14, 2003; and (k) our Form 10K for the year ended December 31, 2003, filed on March 30, 2004.

(b) Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2004               YI WAN GROUP, INC.
                                     (Registrant)

                                  /s/ Cheng Wan Ming
                                  ----------------------------------------------
                                  Name: Cheng Wan Ming
                                  Title: President and Chief Executive Officer