Form 10-Q
period 2004-06-30
YI WAN GROUP INC
filed 2004-08-16
CIK 1157667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                                                          Yes [ ] No [X]

The number of shares outstanding of the issuer's common stock as of August 9, 2004 was 16,831,250.

                               YI WAN GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements                                             1
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10
Item 3.     Quantitative and Qualitative Disclosures about Market Risks      15
Item 4.     Controls and Procedures                                          15

PART II
OTHER INFORMATION

Item 1      Legal Proceedings                                                15
Item 2      Changes in Securities, Use of Proceeds                           15
            and Issuer Purchases of Equity Securities
Item 3      Defaults upon Senior Securities                                  15
Item 4      Submission of Matters to a Vote of Security Holders              16
Item 5      Other Information                                                16
Item 6      Exhibits and Reports on Form 8-K                                 16

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                    -----------------------------------------
          (See Report of Independent Registered Public Accounting Firm)

                                     ASSETS
                                     ------
                                                                      June 30,      December 31,
                                                                        2004            2003
                                                                   -------------    --------------
                                                                    (Unaudited)       (Audited)
                                                                   -------------    --------------
CURRENT ASSETS:
 Cash                                                              $   4,276,768    $    3,365,842
 Accounts receivable, net of allowance for doubtful accounts
  of $6,455 at June 30, 2004 and December 31, 2003                     1,522,376         1,612,710
 Due from related parties                                              3,441,056         3,599,133
 Inventories                                                             493,986           513,432
 Prepaid expenses                                                         58,428            55,308
                                                                   -------------    --------------
  Total current assets                                                 9,792,614         9,146,425
                                                                   -------------    --------------

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net                             17,702,165        18,002,661
                                                                   -------------    --------------

OTHER ASSETS:
 Intangible asset, net                                                 1,564,827         1,590,561
 Investment-others                                                       118,983              --
 Equipment held for sale                                                 520,482           529,750
 Deferred tax asset                                                       31,631            31,718
 Other non-current assets                                                753,624           369,075
                                                                   -------------    --------------
  Total other assets                                                   2,989,547         2,521,104
                                                                   -------------    --------------

   Total assets                                                    $  30,484,326    $   29,670,190
                                                                   =============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                                  $     303,962    $      327,862
 Accounts payable - related party                                           --              56,540
 Accrued liabilities                                                     946,055           733,261
 Wages and benefits payable                                              310,764           301,815
 Sales tax payable                                                       887,898           873,208
 Income taxes payable                                                    849,698         1,049,331
 Due to shareholders                                                      88,797            89,044
 Due to prior owners of joint ventures                                 4,932,273         4,932,273
 Notes payable                                                            59,642            64,809
                                                                   -------------    --------------
   Total current liabilities                                           8,379,089         8,428,143
                                                                   -------------    --------------

MINORITY INTEREST                                                      1,947,908         1,843,198
                                                                   -------------    --------------

SHAREHOLDERS' EQUITY:
 Common stock, no par value, authorized 50,000,000 shares,
  16,831,250 shares issued and outstanding                               432,578            10,078
 Paid-in-capital                                                       5,118,000         5,115,222
 Statutory reserves                                                   10,655,821        10,655,821
 Retained earnings                                                     3,832,947         3,480,712
 Accumulated other comprehensive income                                  117,983           137,016
                                                                   -------------    --------------
  Total shareholders' equity                                          20,157,329        19,398,849
                                                                   -------------    --------------

   Total liabilities and shareholders' equity                      $  30,484,326    $   29,670,190
                                                                   =============    ==============

The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
            ---------------------------------------------------------
          (See Report of Independent Registered Public Accounting Firm)


                                                           Three months ended June 30,     Six months ended June 30,
                                                          ----------------------------    ----------------------------
                                                              2004            2003            2004            2003
                                                          ------------    ------------    ------------    ------------
                                                          (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                          ------------    ------------    ------------    ------------
NET SALES                                                 $  2,958,485    $  2,966,865    $  5,800,206    $  6,126,482

COST OF SALES                                                1,111,881       1,150,610       2,208,199       2,305,714
                                                          ------------    ------------    ------------    ------------

GROSS PROFIT                                                 1,846,604       1,816,255       3,592,007       3,820,768

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES                1,128,359       1,065,974       2,251,804       2,196,377
                                                          ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                         718,245         750,281       1,340,203       1,624,391
                                                          ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)                                           2,551           4,443           7,041          19,722
                                                          ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
    PROVISION FOR INCOME TAXES AND MINORITY INTEREST           720,796         754,724       1,347,244       1,644,113

PROVISION FOR INCOME TAXES                                     266,390         246,805         503,007         525,795
                                                          ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST                                454,406         507,919         844,237       1,118,318

MINORITY INTEREST                                              (53,038)        (36,164)       (104,710)        (87,252)
                                                          ------------    ------------    ------------    ------------

NET INCOME                                                     401,368         471,755         739,527       1,031,066

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                    (19,363)           (801)        (19,033)         (2,202)
                                                          ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                                      $    382,005    $    470,954    $    720,494    $  1,028,864
                                                          ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                           16,509,861      16,506,250      16,508,046      16,506,250
                                                          ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:

    Comprehensive Earnings per share, basic and diluted   $       0.02    $       0.03    $       0.04    $       0.06
                                                          ============    ============    ============    ============









The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                ------------------------------------------------
          (See Report of Independent Registered Public Accounting Firm)




                                                                                                          Accumulated
                                                                                                             other
                                       Number        Common       Paid-in       Statutory     Retained   comprehensive
                                     of shares       stock        capital       reserves      earnings       income      Totals
                                    ------------  ------------  ------------   -----------  ------------  ----------- ------------
                                     (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
                                    ------------  ------------  ------------   -----------  ------------  ----------- ------------
BALANCE, January 1, 2003, audited     16,506,250  $     10,078  $  5,109,656 $  9,630,799  $  2,909,810 $     70,595   $ 17,730,938
   Net income                                                                                 1,031,066                   1,031,066
   Additions to paid in capital
     (land use right)                                                  2,778                                                  2,778
   Adjustment to statutory reserves                                             1,201,932    (1,201,932)
   Foreign currency translation
      adjustments                                                                                             (2,202)        (2,202)
                                    ------------  ------------  ------------ ------------  ------------  -----------  -------------
BALANCE, June 30, 2003                16,506,250  $     10,078  $  5,112,434 $ 10,832,731  $  2,738,944       68,393     18,762,580
   Net income                                                                                   564,858                     564,858
   Additions to paid in capital
     (land use right)                                                  2,788                                                  2,788
   Distribution of statutory reserves                                            (176,910)      176,910
   Foreign currency translation
     adjustments                                                                                              68,623         68,623
                                    ------------  ------------  ------------ ------------  ------------ ------------  -------------
BALANCE, January 1, 2004, audited     16,506,250  $     10,078  $  5,115,222 $ 10,655,821  $  3,480,712 $    137,016  $  19,398,849
  Net income                                                                                    739,527                     739,527
  Additions to paid in capital
     (land use right)                                                  2,778                                                  2,778
  Adjustment to statutory reserves
  Stock issued for future services       325,000       422,500                                                              422,500
  Deferred charge for future services                                                          (387,292)                   (387,292)
  Foreign currency translation
      adjustments                                                                                            (19,033)       (19,033)
                                    ------------  ------------  ------------ ------------  ------------ ------------  -------------
BALANCE, June 30, 2004                16,831,250  $    432,578  $  5,118,000 $ 10,655,821  $  3,832,947 $    117,983  $  20,157,329
                                    ============  ============  ============ ============  ============ ============  =============









The accompanying notes are an integral part of this statement.

                      YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 -----------------------------------------------
          (See Report of Independent Registered Public Accounting Firm)

                                                       Six months ended June 30,
                                                     -----------------------------
                                                        2004            2003
                                                     ------------   --------------
                                                     (Unaudited)     (Unaudited)
                                                     ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $    739,527   $    1,031,066
                                                     ------------   --------------
  Provided by operating activities:
   Minority interest                                      104,710           87,252
   Depreciation                                           689,806          733,462
   Amortization                                            25,734           24,930
   Amortization of consulting services                     35,209             --
   Land use cost                                            2,778            2,778
   Deferred tax asset                                          87          (45,091)
   Foreign currency translation adjustment                (19,033)          (2,202)
   Decrease (increase) in accounts receivable              90,334         (130,630)
   Decrease (increase) in related party receivables       158,077         (794,991)
   Decrease (increase) in inventories                      19,446          (85,831)
   Increase in prepaid expenses                            (3,120)         (22,846)
   Increase in other non-current assets                  (384,549)         (72,365)
   (Decrease) increase in accounts payable                (34,430)          49,366
   Decrease in accounts payable - related party           (56,540)         (79,943)
   Increase (decrease) in accrued liabilities             212,794          (79,484)
   Increase in wages and benefits payable                   8,949            8,564
   Increase (decrease) in sales tax payable                14,690          (34,019)
   Decrease in income taxes payable                      (199,633)        (273,244)
   Decrease in due to shareholder                            (247)            --
                                                     ------------   --------------
    Net cash provided by operating activities           1,404,589          316,772
                                                     ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of improvements and equipment                  (369,513)         (40,972)
 Increase in investment                                  (118,983)
                                                     ------------   --------------
    Net cash used in investing activities                (488,496)         (40,972)
                                                     ------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Collections on note receivable                             --             696,437
 (Repayments) borrowings on notes payable                  (5,167)           7,323
                                                     ------------   --------------
    Net cash provided by financing activities              (5,167)         703,760
                                                     ------------   --------------

INCREASE IN CASH                                          910,926          979,560

CASH, beginning of period                               3,365,842        2,135,154
                                                     ------------   --------------

CASH, end of period                                   $ 4,276,768   $    3,114,714
                                                     ============   ==============





The accompanying notes are an integral part of this statement.
                                      - 4 -

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE REPORTING ENTITY

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying consolidated financial statements) include the activities and financial transactions of its subsidiaries, which are as follows:

                                                             Percentage
              Subsidiary                                      Ownership
-----------------------------------------------------       -------------
Shun De Yi Wan Communication Equipment
  Plant Co., Ltd. (TELECOMMUNICATIONS)                                100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                                90
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)                               80


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

FOREIGN CURRENCY TRANSLATION

The reporting currency of YWG is the U.S. dollar. The Company's foreign subsidiaries use their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations of the subsidiaries as incurred. These amounts are not material to the financial statements.

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

These condensed financial statements have been prepared in accordance with generally accepted accounting principles of the United States of American for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. YWG believes the disclosures made are adequate to ensure the information presented is not misleading. The condensed consolidated financial statements should be read in conjunction with the YWG's consolidated financial statements for the year ended December 31, 2003 and notes thereto included in YWG's Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2004.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations for the three months and six months ended June 30, 2004 and 2003, respectively. Interim results are not necessarily indicative of an entire year of performance because of the impact of seasonal and short-term variations.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                                June 30,          December 31,
                                                 2004                2003
                                           ---------------     ----------------
                                               (Unaudited)         (Audited)
                                           ---------------     ----------------
Hotel inventory                            $       221,920     $        210,728
Telecommunication inventory                        272,066              302,704
                                           ---------------     ----------------
    Total inventories                      $       493,986     $        513,432
                                           ===============     ================

The HOTEL inventory consists of food products, alcohol, beverages and supplies.

At June 30, 2004, TELECOMMUNICATION's inventory are consisted of raw materials, work in process, and finished goods, which amounted to $95,242, $72,739, and $104,085, respectively.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $702,640 and $844,014 for the six months ended June 30, 2004 and 2003, respectively. No interest expense was paid for the six months ended June 30, 2004 and 2003.

NON CASH TRANSACTION

In the period ending June 30, 2004, the Company acquired equipment in the amount of $380,043 and paid cash of $369,513 and recorded a payable of $10,530 on the accompanying balance sheet.

The Company issued 325,000 shares of common stock valued at $422,500 for consulting services as further described in Note 9.

NOTE 5 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the six months ended June 30, 2004 and 2003. The weighted average number of shares used to calculate EPS for the six months ended June 30, 2004 (16,508,046) and 2003 (16,506,250) reflect only the shares outstanding for those periods.

Weighted average number of shares outstanding as of June 30, 2004 is computed as follows:

         Dates                     Shares                         Weighted -
      Outstanding                Outstanding      Days         Average Shares
-------------------------       -------------   ----------   ------------------
Year - 2004
-------------------------
January 1 - June 30               16,506,250          181        2,987,631,250
June 30 - June 30                    325,000            1              325,000
                                                ----------   ------------------
Totals                                                181        2,987,956,250
                                                ==========   ==================

Weighted-average shares - 6 months                                  16,508,046
                                                             ==================

April 1 - June 30                 16,506,250           90        1,485,562,500
June 30 - June 30                    325,000            1              325,000
                                                ----------   ------------------
Totals                                                 90        1,485,887,500
                                                ==========   ==================

Weighted-average shares - 3 months                                  16,509,861
                                                             ==================

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MINORITY INTEREST

Minority interest represents the outside shareholders' 10% ownership of the common stock of Jiao Zuo Yi Wan Hotel Co., Ltd and 20% of the common stock of Qinyang Yi Wan Hotel Co., Ltd.

NOTE 7 - HOTEL BOWLING OPERATIONS CEASED

The HOTEL ceased its bowling operation at the end of September 2003. The Management of Hotel is in the process of finding potential buyers and formalizing a plan to sell the equipment. As of June 30, 2004, the fair market value of the bowling equipment has not been determined and no impairment of the asset value has been calculated. As of June 30, 2004, the related equipment with a net book value of $520,482 has been recorded as equipment held for sale; no gain or loss has been recognized in the current period.

NOTE 8 - INVESTMENT - OTHERS

The Company is planning to launch a fast food chain business in Beijing, with two outlets scheduled to open in August 2004. The balance in Investment - other account represented cash deposit the Company made to the fast food chain, totaling $118,983 as of June 30, 2004.

NOTE 9 - STOCK ISSUANCE

The Company has entered into two consulting agreements with individuals to provide business and financial consulting services. These agreements expire May 31, 2005 and June 15, 2005, respectively. The Company has agreed to issue a total of 325,000 shares of no par value common stock pursuant to a Form S-8 in exchange for their services. The 325,000 shares of common stock has been recorded at $1.30 per share or $422,500 based upon the trading price of the shares at June 30, 2004. The Company has recorded a deferred charge to shareholders' equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $35,209 for the period ending June 30, 2004. The 325,000 shares of common stock were issued to the consultants in July 2004.

NOTE 10 - SEGMENT INFORMATION

YWG includes four major operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents revenues and other financial information by business segment for the periods presented:

                                       Telecom-       Inter-
                                      munication     segment
                         Hotel        equipment     elimination        Totals
                     -------------  -------------  -------------   -------------
TOTAL ASSETS:

June 30, 2004        $  25,865,924  $   6,782,220  $  (2,163,818)  $  30,484,326
                     =============  =============  =============   =============

December 31, 2003    $   24,667,327 $   6,837,457  $  (1,834,594)  $  29,670,190
                     =============  =============  =============   =============

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION, (CONTINUED)

                                                        HOTEL
                               ----------------------------------------------------------
                                                                                            Telecommu-     Inter-
                                                              Entertain-                     nication      segment
                                Restaurant       Lodging         ment         Subtotals     Telecommu    elimination      Totals
                               -------------  -------------  ------------- --------------  ------------- -----------  --------------
THREE MONTHS ENDED JUNE 30, 2004
--------------------------------
Net sales                      $  1,300,314   $    643,889   $    457,372  $   2,401,575   $    556,910  $            $   2,958,485
Cost of sales                       669,557         41,670         66,895        778,122        333,759                   1,111,881
                               -------------  -------------  ------------- --------------  ------------- -----------  --------------
Gross profit                        630,757        602,219        390,477      1,623,453        223,151          --       1,846,604
Operating expenses                  163,580         76,122        118,757        358,459        122,257                     480,716
Depreciation and
    amortization                                                                 436,393          5,479                     441,872
Unallocated expenses                                                             119,089                                    119,089
                               -------------  -------------  ------------- --------------  ------------- -----------  --------------
Income from operations         $    467,177   $    526,097   $    271,720        709,512         95,415          --         804,927
                               =============  =============  =============
Interest income                                                                    5,547          4,062                       9,609
Other income (expense)                                                            (7,058)                                    (7,058)
Provision for income tax                                                        (233,105)       (33,285)                   (266,390)
Corporate expenses                                                                                                          (86,682)
                                                                           --------------  ------------- -----------  --------------
Income before minority
     interest                                                              $     474,896   $     66,192  $       --   $     454,406
                                                                           ==============  ============= ===========  ==============

THREE MONTHS ENDED JUNE 30, 2003
--------------------------------
Net sales                      $  1,077,677   $    554,028   $    347,722  $   1,979,427   $    987,438  $            $   2,966,865
Cost of sales                       539,168         31,243         36,977        607,388        543,222                   1,150,610
                               -------------  -------------  ------------- --------------  ------------- -----------  --------------
Gross profit                        538,509        522,785        310,745      1,372,039        444,216          --       1,816,255
Operating expenses                  143,928         78,896         74,696        297,520        191,911                     489,431
Depreciation and
    amortization                                                                 335,113          5,479                     340,592
Unallocated expenses                                                             235,951                                    235,951
                               -------------  -------------  ------------- --------------  ------------- -----------  --------------
Income from operations         $    394,581   $    443,889   $    236,049  $     503,455   $    246,826  $        --  $     750,281
                               =============  =============  =============
Interest income                                                                    3,583          2,963                       6,546
Other income (expense)                                                            (2,103)                                    (2,103)
Provision for income tax                                                        (163,917)       (82,888)                   (246,805)
                                                                           --------------  ------------- -----------  --------------
Income before minority
     interest                                                              $     341,018   $    166,901  $       --   $     507,919
                                                                           ==============  ============= ===========  ==============

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION, (CONTINUED)





                                                       HOTEL
                               ---------------------------------------------------------
                                                                                             Telecommu-      Inter-
                                                             Entertain-                       nication      segment
                                Restaurant      Lodging         ment          Subtotals      Telecommu     elimination     Totals
                               ------------- -------------  -------------  --------------   -------------  -----------  -----------
SIX MONTHS ENDED JUNE 30, 2004
------------------------------
Net sales                      $  2,577,873  $   1,177,025  $   1,022,890  $    4,777,788  $    1,022,418  $            $ 5,800,206
Cost of sales                     1,324,801         95,477        154,164       1,574,442         633,757                 2,208,199
                               ------------- -------------  -------------  --------------  --------------  -----------  -----------
Gross profit                      1,253,072      1,081,548        868,726       3,203,346         388,661         --      3,592,007
Operating expenses                  323,478        168,189        248,730         740,397         228,024                   968,421
Depreciation and
    amortization                                                                  647,071          10,957                   658,028
Unallocated expenses                                                              441,476                                   441,476
                               ------------- -------------  -------------  --------------  --------------  -----------  -----------
Income from operations         $    929,594  $     913,359  $     619,996       1,374,402         149,680         --      1,524,082
                               ============= =============  =============
Interest income                                                                    10,492           7,938                    18,430
Other income (expense)                                                            (11,389)                                  (11,389)
Provision for income tax                                                         (450,077)        (52,930)                 (503,007)
Corporate expenses                                                                                                         (183,879)
                                                                           -------------  -------------- - -----------  -----------
Income before minority
     interest                                                              $      923,428  $      104,688  $      --    $   844,237
                                                                           ==============  ==============  ===========  ===========

SIX MONTHS ENDED JUNE 30, 2003
------------------------------
Net sales                      $  2,271,933  $   1,151,122  $     887,279  $    4,310,334  $    1,816,148  $      --    $ 6,126,482
Cost of sales                     1,142,063         81,571         90,174       1,313,808         991,906                 2,305,714
                               ------------- -------------  -------------  --------------  --------------  -----------  -----------
Gross profit                      1,129,870      1,069,551        797,105       2,996,526         824,242         --      3,820,768
Operating expenses                  292,227        164,968        167,799         624,994         353,694                   978,688
Depreciation and
    amortization                                                                  676,133          10,957                   687,090
Unallocated expenses                                                              530,599                                   530,599
                               ------------- -------------  -------------  --------------  --------------  -----------  -----------
Income from operations         $    837,643  $     904,583  $     629,306  $    1,164,800  $      459,591  $      --    $ 1,624,391
                               ============= =============  =============
Interest income                                                                     6,252           4,643                    10,895
Other income (expense)                                                              8,827                                     8,827
Provision for income tax                                                         (370,907)       (154,888)                 (525,795)
                                                                           --------------  --------------  -----------  -----------
Income before minority
     interest                                                              $      808,972  $      309,346  $      --    $ 1,118,318
                                                                           ==============  ==============  ===========  ===========

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

GENERAL

RESULTS OF OPERATIONS

As of June 30, 2004, we had $3,832,947 of retained earnings. As of June 30, 2004, we had cash of $4,276,768 and total shareholders' equity of $ 20,157,329. For the six months ended June 30, 2004, we had revenues of $5,800,206 and general, administrative and sales expenses of $2,251,804 respectively.

CONSOLIDATED RESULTS

(1) SALES. Consolidated sales decreased by $326,276, or approximately 5.33%, from $6,126,482 for the six months ended June 30, 2003 to $5,800,206 for the six months ended June 30, 2004. The 5.33% decrease was a direct result of a decrease in sales of our telecommunications operations of $793,730 which was offset by an increase in sales in our Hotel operations. The reasons for this decrease are (1) our telecommunication operation has been unsuccessful in developing new products to bring to the market, and (2) highly competitive industry. In addition the Company is focusing more of its efforts in developing and promoting their hotel and restaurant operations.

(2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $97,515, from $2,305,714 for the six months ended June 30, 2003 to $2,208,199 for the six months ended June 30, 2004. Cost of goods sold as a percentage of sales increased by 0.43%, from 37.64% for the six months ended June 30, 2003 to 38.07% for the six months ended June 30, 2004. The increase in cost of sales was due to an increase in our cost of raw materials in our hotel operations due to an increase in price for meat, eggs, vegetables and rice in comparison to last year's prices. In addition in the prior year we sold discount cards to customers to be used for discounts on hotel room rates. Based upon this successful promotion in the current year we have offered additional discount cards which can be used for various discounts in the restaurants, sauna and night club as well as for room discounts.

(3) GROSS PROFIT. Consolidated gross profit decreased by $228,761, from $3,820,768 for the six months ended June 30, 2003 to $3,592,007 for the six months ended June 30, 2004. Gross profit as a percentage of sales decreased by 0.43%, from 62.36% for the six months ended June 30, 2003 to 61.93% for the six months ended June 30, 2004. This decrease in gross profit as a percentage of sales was the result of a decrease in sales and an increase in the cost of materials and operating expense.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $55,427, from $2,196,377 for the six months ended June 30, 2003 to $2,251,804 for the six months ended June 30, 2004. The selling and administrative expenses as a percentage of sales increased by 2.97%, from 35.85% for the six months ended June 30, 2003 to 38.82% for the six months ended June 30, 2004. The increase in selling and administrative expenses as a percentage of sales is attributed to an increase in corporate expenses such as water, fuel and electricity and a decrease in sales in the telecommunications equipment operation.

(5) NET INCOME. Consolidated net income decreased by $291,539, or approximately 28.28%, from $1,031,066 for the six months ended June 30, 2003 to $739,527 for the six months ended June 30, 2004. The decrease was mainly due to: (1) a decrease in sales; and (2) an increase in cost of raw materials and operating costs in the hotel operation.

SEGMENTED RESULTS

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Sales increased by $467,454, or approximately 10.84%, from $4,310,334 for the six months ended June 30, 2003 to $4,777,788 for the six months ended June 30, 2004. The increase was a result of a new management team and an improvement in marketing strategies.

         Telecommunication operations: Sales decreased by $793,730, or approximately 43.70%, from $1,816,148 for the six months ended June 30, 2003 to $1,022,418 for the six months ended June 30, 2004. This decrease was a direct
result  of  (1)  our  telecommunication   operation  has  been  unsuccessful  in
developing new products to bring to the market, and (2) highly competitive industry. In addition the Company is focusing more of its efforts in developing and promoting their hotel and restaurant operations instead of focusing on the telecommunications operations.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Cost of goods sold increased by $260,634, from $1,313,808 for the six months ended June 30, 2003 to $1,574,442 for the six months ended June 30, 2004. Cost of goods sold as a percentage of sales increased by 2.47%, from 30.48% for the six months ended June 30, 2003 to 32.95% for the six months ended June 30, 2004. The increase is attributed to an increase in our cost of raw material due to an increase in price for meat, eggs, vegetables and rice in comparison to last year's prices. In addition in the prior year we sold discount cards to customers to be used for discounts on hotel room rates. Based upon this successful promotion in the current year we have offered additional discount cards which can be used for various discounts in the restaurants, sauna and night club as well as for room discounts.

         Telecommunication operations: Cost of goods sold decreased by $358,149, from $991,906 for the six months ended June 30, 2003 to $633,757 for the six months ended June 30, 2004. Cost of goods sold as a percentage of sales increased to 61.99% for the six months ended June 30, 2004 from 54.62% for the six months ended June 30, 2003. The increase in cost of goods sold as a percentage of sales was a result of an increase in cost of raw materials and a decrease in sales in the telecommunication operation.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Gross profit increased by $206,820, from $2,996,526 for the six months ended June 30, 2003 to $3,203,346 for the six months ended June 30, 2004. As a percentage of sales, gross profit decreased from 69.52% for the six months ended June 30, 2003 to 67.05% for the six months ended June 30, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of goods sold and increased promotional discounts as explained above.

         Telecommunication operations: Gross profit decreased by $435,581, from $824,242 for the six months ended June 30, 2003 to $388,661 for the six months ended June 30, 2004. As a percentage of sales, gross profit decreased from 45.38% for the six months ended June 30, 2003 to 38.01% for the six months ended June 30, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of materials and a decrease in sales.

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

         Hotel operations: Selling and administrative expenses decreased by $2,782, from $1,831,726 for the six months ended June 30, 2003 to $1,828,944 for the six months ended June 30, 2004. Selling and administrative expenses as a percentage of sales decreased to 38.28% for the six months ended June 30, 2004 from 42.50% for the six months ended June 30, 2003. This decrease was a result of a decrease in our administrative and selling expenses, such as water, electricity and fuel materials.

         Telecommunication operations: Selling and administrative expenses decreased by $125,670, from $364,651 for the six months ended June 30, 2003 to $238,981 for the six months ended June 30, 2004. Selling and administrative expenses as a percentage of sales increased to 23.37% for the six months ended June 30, 2004 from 20.08% for the six months ended June 30, 2003. The increase in selling and administrative expenses as a percentage of sales was a result of a decrease in sales.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

         Hotel operations: Net income increased by $114,456, from $808,972, or 16.93% of sales, for the six months ended June 30, 2003 to $923,428, or 19.33% of sales, for the six months ended June 30, 2004. The increase as a percentage of sales was a result of a new management team and an improvement in marketing strategies.

         Telecommunications operations: Net income decreased by $204,658, from $309,346 or 17.03% of sales, for the six months ended June 30, 2003 to $104,688, or 10.24% of sales, for the six months ended June 30, 2004. The decrease was a result of a decrease in sales and an increase in cost of raw materials, as explained in the above paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, net cash provided by operating activities was $1,404,589; net cash used in investing activities was $488,496; and net cash used in financing activities was $5,167.

As of June 30, 2003, net cash provided by operating activities was $316,772; net cash used in investing activities was $40,972; and net cash provided by financing activities was $703,760.

Net cash provided by operating activities increased by $1,087,817, from $316,772 for the six months ended June 30, 2003 to $1,404,589 for the six months ended June 30, 2004, representing an increase of approximately 343.41%. The increase in cash flow from operating activities reflects a decrease in related party receivables and an increase in accounts receivable during the six months ended June 30, 2004. Due to the nature of conducting business in China many financial transaction are completed in cash, instead of by check or draft. Customarily, officers, managers and employees of companies located in China, including our personnel, are advanced cash on a daily basis to pay for normal business operating expenses. These advances are accounted for when the officer or employee submits the paid invoice to the accounting department to support the receipt of goods and services.

Net cash used in investing activities increased by $447,524 to $488,496 for the six months ended June 30, 2004, representing a 1092.27% increase, compared with the $40,972 net cash used for the same period ended in 2003. The increase was due to spending on equipment upgrades.

Net cash used in financing activities increased by $708,927 to $5,167 for the six months ended June 30, 2004, representing a 100% increase, compared to $703,760 provided by financing activities for the same period of 2003. The increase was primarily due to full collections on existing notes receivable prior to December 31, 2003.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of the Hotel and Telecommunications Divisions' existing business model in China, and the general overhead and personnel related expenses in support of this implementation; (2) continued promotional activities to increase hotel related revenues; (3) the development costs of the hotel operations in China; (4) the payment of cash contributions to the joint ventures under the existing agreements; and (5) payments due to some of the subsidiaries' former equity owners. We do not have any material commitments for capital expenditures as of June 30, 2004. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2004 fiscal year.

Historically,  our  subsidiary  companies have financed  operations  principally through cash generated from operations. Initial capitals for the Hotel and Telecommunication operations come from shareholders' contributions and are as follows: Hotel operations: $11,960,000; and Telecommunication operations:
$1,580,000. No bank loans were obtained for the Hotel or Telecommunications operations. We have to make capital contributions to our subsidiaries by June 2004 to meet the capital registration requirement. Other investment requirements include payments due of $7,371,730 and $4,932,273 to joint venture's former partners. Since the Farm operation ceased on December 31, 2002, only $500,000 additional capital investment for the Telecommunication division remains outstanding. The balances are to be funded from the profits generated from the operations of the subsidiaries and, if necessary, equity financing. There is no assurance, however, that equity financing can be obtained for the above purposes. The joint venture's former partners extended the June 2003 payment date to June 2004 for capital contributions. We intend to fund the hotel operation's capital improvements from the positive cash flow generated from hotel operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS

Table of Contractual Obligations

------------------------------------- -----------------------------------------------------------------------
                                                              PAYMENT DUE BY PERIOD
------------------------------------- -----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL       LESS THAN     1-3 YEARS      3-5 YEARS     MORE THAN
                                                       1 YEAR                                     5 YEARS
------------------------------------- -------------- ------------ -------------- -------------- -------------
Long-Term Debt Obligations            None           --           --             --             --
------------------------------------- -------------- ------------ -------------- -------------- -------------
Capital Lease Obligations             None           --           --             --             --
------------------------------------- -------------- ------------ -------------- -------------- -------------
Operating Lease Obligations           None           --           --             --             --
------------------------------------- -------------- ------------ -------------- -------------- -------------
Purchase Obligations                  None           --           --             --             --
------------------------------------- -------------- ------------ -------------- -------------- -------------
Other Long-Term Liabilities           None           --           --             --             --
Reflected on the Registrant's
Balance Sheet under GAAP
------------------------------------- -------------- ------------ -------------- -------------- -------------
Total                                 0              --           --             --             --
------------------------------------- -------------- ------------ -------------- -------------- -------------

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

Item 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not applicable.

Item 5.  OTHER INFORMATION
         -----------------

Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

     10.11  Joint Venture Contract with Qinyang Hotel***

     10.12 Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about Building Qinyang Yi Wan Hotel Co., Ltd.***

     10.13 Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***

     10.14 Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***

     10.15 Consulting Agreement, dated as of April 15, 2004, between Yi Wan Group, Inc. and Stanley Wunderlich, an individual*****

     10.16 Consulting Agreement, dated as of June 15, 2004, between Yi Wan Group, Inc. and Yale Yu, an individual*****

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

** Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC File No. 000-33119, hereby incorporated by reference

*** Denotes previously filed exhibit, filed with Form 10-K on 4/16/03, SEC File No. 000-33119, hereby incorporated by reference

**** Denotes previously filed exhibit, filed with Form 10-K on 3/30/04, SEC File No. 000-33119, hereby incorporated by reference

***** Denotes previously filed exhibit, filed with Form S-8 on 6/30/04, hereby incorporated by reference

We hereby incorporate the following documents by reference: (a) our Form 10 Registration Statement filed on August 24, 2001 and amendments thereto filed on November 7, 2001, January 7, 2002, February 7, 2002, March 28, 2002, and May 22, 2002; (b) our Form 10Q for the period ended September 30, 2001 filed on December 7, 2001 and an amendment thereto filed on February 6, 2002; (c) our Form 10K for the period ended December 31, 2001 filed on April 1, 2002 and an amendment thereto filed on May 22, 2002; (d) our Form 10Q for the period ended March 31, 2002 filed on May 14, 2002; (e) our Form 10Q for the period ended June 30, 2002 filed on August 13, 2002 and an amendment thereto filed on August 13, 2002 and August 16, 2002; (f) our Form 10Q for the period ended September 30, 2002, filed on November 14, 2002; (g) our Form 10K for the year ended December 31, 2002, filed on April 16, 2003; (h) our Form 10Q for the period ended March 31, 2003, filed on May 15, 2003; (i) our Form 10Q for the period ended June 30, 2003, filed on August 14, 2003 and an amendment thereto filed on September 23, 2003;
(j) our Form 10Q for the period ended September 30, 2003, filed on November 14, 2003; (k) our Form 10K for the year ended December 31, 2003, filed on March 30, 2004; and (l) our Form 10Q for the period ended March 31, 2004, filed on May 14, 2004.

(b)   Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 2004          YI WAN GROUP, INC.
                                    (Registrant)

                                /s/ CHENG WAN MING
                                ---------------------------------------------
                                Name:  Cheng Wan Ming
                                Title:  President and Chief Executive Officer