Form 10-Q
period 2004-09-30
YI WAN GROUP INC
filed 2004-11-15
CIK 1157667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to _______________

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

                             All Correspondence to:

                              Kevin K. Leung, Esq.
                             Richardson & Patel, LLP
                         10900 Wilshire Blvd. Suite 500
                              Los Angeles, CA 90024
                                 (310) 208-1182

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

The number of shares outstanding of the issuer's common stock as of November 11, 2004 was 16,831,250.

                               YI WAN GROUP, INC.

                                TABLE OF CONTENTS

                                                                            Page
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  15
Item 3. Quantitative and Qualitative Disclosures about Market Risks          21
Item 4. Controls and Procedures                                              22


PART II
OTHER INFORMATION

Item 1. Legal Proceedings                                                    23
Item 2. Changes in Securities, Use of Proceeds
        and Issuer Purchases of Equity Securities                            23
Item 3. Defaults upon Senior Securities                                      23
Item 4. Submission of Matters to a Vote of Security Holders                  23
Item 5. Other Information                                                    23
Item 6. Exhibits and Reports on Form 8-K                                     23

Signatures                                                                   25

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                     ASSETS

                                                  September 30,    December 31,
                                                      2004             2003
                                                  -------------    ------------
                                                   (Unaudited)      (Audited)
                                                  -------------    ------------
CURRENT ASSETS:
  Cash                                            $   4,768,241    $  3,365,842
  Accounts receivable, net of
    allowance for doubtful accounts
    of $6,455 at September 30, 2004
    and December 31, 2003                             1,405,008       1,612,710
  Due from related parties                            3,387,613       3,599,133
  Inventories                                           436,675         513,432
  Prepaid expenses                                      337,112          55,308
                                                  -------------    ------------
       Total current assets                          10,334,649       9,146,425
                                                  -------------    ------------
BUILDINGS, EQUIPMENT AND AUTOMOBILES, net            17,232,317      18,002,661
                                                  -------------    ------------
OTHER ASSETS:
  Intangible asset, net                               1,553,153       1,590,561
  Equipment held for sale                               520,482         529,750
  Deferred tax asset                                     31,718          31,718
  Other non-current assets                              879,255         369,075
                                                  -------------    ------------
     Total other assets                               2,984,608       2,521,104
                                                  -------------    ------------
        Total assets                              $  30,551,574    $ 29,670,190
                                                  =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $     271,074    $    327,862
  Accounts payable - related party                           --          56,540
  Accrued liabilities                                 1,033,967         733,261
  Wages and benefits payable                            169,909         301,815
  Sales tax payable                                     898,019         873,208
  Income taxes payable                                  654,901       1,049,331
  Due to shareholder                                         --          89,044
  Due to prior owners of joint ventures               4,932,273       4,932,273
  Other payable - related party                          53,757          64,809
                                                  -------------    ------------
     Total current liabilities                        8,013,900       8,428,143
                                                  -------------    ------------
MINORITY INTEREST                                     1,997,554       1,843,198
                                                  -------------    ------------
SHAREHOLDERS' EQUITY:
  Common stock, no par value, authorized
    50,000,000 shares, 16,831,250 and
    16,506,250 shares issued and
    outstanding, respectively                           432,578          10,078
  Paid-in-capital                                     5,131,495       5,115,222
  Statutory reserves                                 10,655,821      10,655,821
  Retained earnings                                   4,184,098       3,480,712
  Accumulated other comprehensive income                136,128         137,016
                                                  -------------    ------------
     Total shareholders' equity                      20,540,120      19,398,849
                                                  -------------    ------------
       Total liabilities and shareholders'
         equity                                   $  30,551,574    $ 29,670,190
                                                  =============    ============


   The accompanying notes are an integral part of these financial statements.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                           Three months ended           Nine months ended
                                                             September 30,                 September 30,
                                                     ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                     ------------   ------------   ------------   ------------
                                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                     ------------   ------------   ------------   ------------
NET SALES                                            $  2,951,623   $  3,502,345   $  8,751,829   $  9,628,827

COST OF SALES                                           1,210,871      1,334,116      3,419,070      3,639,830
                                                     ------------   ------------   ------------   ------------
GROSS PROFIT                                            1,740,752      2,168,229      5,332,759      5,988,997

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES           1,242,386      1,147,900      3,494,190      3,344,277
                                                     ------------   ------------   ------------   ------------
INCOME FROM OPERATIONS                                    498,366      1,020,329      1,838,569      2,644,720
                                                     ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE), NET                                 7,628         (4,259)        14,669         15,463
                                                     ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES AND MINORITY INTEREST        505,994      1,016,070      1,853,238      2,660,183

PROVISION FOR INCOME TAXES                                210,820        333,049        713,828        858,844
                                                     ------------   ------------   ------------   ------------
INCOME BEFORE MINORITY INTEREST                           295,174        683,021      1,139,410      1,801,339

MINORITY INTEREST                                         (49,646)       (58,660)      (154,356)      (145,912)
                                                     ------------   ------------   ------------   ------------
NET INCOME                                                245,528        624,361        985,054      1,655,427

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                 (19,363)        16,663           (888)        14,461
                                                     ------------   ------------   ------------   ------------
COMPREHENSIVE INCOME                                 $    226,165   $    641,024   $    984,166   $  1,669,888
                                                     ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES                      16,831,250     16,506,250     16,615,774     16,506,250
                                                     ============   ============   ============   ============
  Comprehensive Earnings per share,
    basic and diluted                                $       0.01   $       0.04   $       0.06   $       0.10
                                                     ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                                          Accumulated
                                                                                                          other com-
                                       Number        Common       Paid-in       Statutory     Retained    prehensive
                                     of shares       stock        capital       reserves      earnings       income       Totals
                                    ------------  ------------  ------------   -----------  ------------  -----------  ------------
                                     (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
                                    ------------  ------------  ------------   -----------  ------------  -----------  ------------
BALANCE, January 1, 2003, audited     16,506,250  $     10,078  $  5,109,656   $ 9,630,799  $  2,909,810  $    70,595  $ 17,730,938
  Net income                                                                                   1,655,427                  1,655,427
  Additions to paid in capital
   (land use right)                                                    4,167                                                  4,167
  Adjustment to statutory reserves                                               1,201,932    (1,201,932)                        --
  Foreign currency translation
   adjustments                                                                                                 14,461        14,461
                                    ------------  ------------  ------------   -----------  ------------  -----------  ------------
BALANCE, September 30, 2003           16,506,250  $     10,078  $  5,113,823   $10,832,731  $  3,363,305  $    85,056  $ 19,404,993
  Net income                                                                                     (59,503)                   (59,503)
  Additions to paid in capital
    (land use right)                                                   1,399                                                  1,399
  Distribution of statutory
    reserves                                                                      (176,910)      176,910                         --
  Foreign currency translation
    adjustments                                                                                                51,960        51,960
                                    ------------  ------------  ------------   -----------  ------------  -----------  ------------
BALANCE, January 1, 2004, audited     16,506,250  $     10,078  $  5,115,222   $10,655,821  $  3,480,712  $   137,016  $ 19,398,849
  Net income                                                                                     985,054                    985,054
  Additions to paid in capital
   (land use right)                                                    4,173                          --                      4,173
  Registered capital of Yi Wan
    Beijing                                                           12,100
  Stock issued for future services       325,000       422,500                                                              422,500
  Deferred charge for future
    services                                                                                    (281,668)                  (281,668)
  Foreign currency translation
   adjustments                                                                                                   (888)         (888)
                                    ------------  ------------  ------------   -----------  ------------  -----------  ------------
BALANCE, September 30, 2004           16,831,250  $    432,578  $  5,131,495   $10,655,821  $  4,184,098  $   136,128  $ 20,528,020
                                    ============  ============  ============   ===========  ============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                         Nine months ended
                                                           September 30,
                                                    ---------------------------
                                                         2004           2003
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    985,054   $  1,655,427
  Adjustment to reconcile net income to cash
    Provided by (used in) operating activities:
      Minority interest                                  154,356        145,912
      Depreciation                                     1,035,052      1,100,781
      Amortization                                        37,408         37,287
      Amortization of consulting services                140,832             --
      Land use cost                                        4,173          4,167
      Deferred tax asset                                      --        (56,367)
      Foreign currency translation adjustment               (888)        14,461
    (Increase) decrease in assets:
      Accounts receivable                                207,702       (434,724)
      Related party receivables                          211,520     (1,217,601)
      Inventories                                         76,757        (92,131)
      Prepaid expenses                                  (281,804)       (26,788)
      Other non-current assets                          (510,180)      (113,926)
    Increase (decrease) in liabilities;
      Accounts payable                                   (56,788)        (4,385)
      Accounts payable - related party                   (56,540)       (79,942)
      Accrued liabilities                                300,706        (93,791)
      Wages and benefits payable                        (131,906)         7,001
      Sales tax payable                                   24,811         (2,497)
      Income taxes payable                              (394,430)      (325,288)
      Due to shareholder                                 (89,044)            --
                                                    ------------   ------------
        Net cash provided by operating activities      1,656,791        517,596
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of improvements and equipment                (255,440)      (107,962)
                                                    ------------   ------------
        Net cash used in investing activities           (255,440)      (107,962)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Collections on note receivable-related party                --        696,437
  Increase to paid in capital (Yi Wan Beijing)            12,100             --
  Repayments on notes payable                            (11,052)        (1,205)
                                                    ------------   ------------
        Net cash provided by financing activities          1,048        695,232
                                                    ------------   ------------

INCREASE IN CASH                                       1,402,399      1,104,866

CASH, beginning of period                              3,365,842      2,135,154
                                                    ------------   ------------
CASH, end of period                                 $  4,768,241   $  3,240,020
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The People's Republic of China (PRC) regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC in which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand the Company restaurant and food services and still be in compliance with these regulations, in July 2004, the Company established YI WAN BEIJING Hotel Management Co., Ltd. (YI WAN BEIJING), a variable interest entity, through two designated shareholders who are PRC citizens and legally owned YI WAN BEIJING. Yi Wan Group, Inc is the primary beneficiary of YI WAN BEIJING business operations and qualifies to be consolidated under FIN 46(R).

NOTE 2 - BASIS OF PRESENTATION

THE REPORTING ENTITY

The consolidated financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying consolidated financial statements) include the activities and financial transactions of its subsidiaries and variable interest entity, which are as follows:

Shun De Yi Wan Communication Equipment
  Plant Co., Ltd. (TELECOMMUNICATIONS)                  100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                  90
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)                 80

      Variable interest entity
----------------------------------------
Yi Wan Beijing Hotel Management Co., Ltd.        (YI WAN BEIJING)

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - BASIS OF PRESENTATION (continued)

BASIS OF PRESENTATION

The consolidated financial statements represent the activities of Yi Wan Group, Inc. and its subsidiaries and variable interest entity. The consolidated financial statements of YWG include its subsidiaries HOTEL, TELECOMMUNICATIONS and QINYANG and its variable interest entity YI WAN BEIJING. All significant inter-company accounts and transactions have been eliminated in the consolidation.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with the current year's presentation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

NOTE 4- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of YWG and its subsidiaries TELECOMMUNICATIONS, HOTEL, and QINYANG and its variable interest entity YI WAN BEIJING. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles of the United States of American for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES (continued)

accounting   principles  have  been  condensed  or  omitted.  YWG  believes  the disclosures made are adequate to ensure the information presented is not misleading. The condensed consolidated financial statements should be read in conjunction with the YWG's consolidated financial statements for the year ended December 31, 2003 and notes thereto included in YWG's Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2004.

In the opinion of management,  the unaudited  condensed  consolidated  financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations for the three months and nine months ended September 30, 2004 and 2003, respectively. Interim results are not necessarily indicative of an entire year of performance because of the impact of seasonal and short-term variations.

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consists of the following:

                                            September 30,         December 31,
                                                 2004                2003
                                           ---------------     ----------------
                                             (Unaudited)           (Audited)
                                           ---------------     ----------------
Hotel inventory                            $       196,339     $        210,728
YI WAN BEIJING inventory                             7,360                   --
TELECOMMUNICATION inventory                        232,976              302,704
                                           ---------------     ----------------
    Total inventories                      $       436,675     $        513,432
                                           ===============     ================

The HOTEL and Beijing inventory consists of food products, alcohol, beverages and supplies.

At September 30, 2004, TELECOMMUNICATION's inventory consisted of raw materials, work in process, and finished goods, which amounted to $92,368, $39,736, and $100,872, respectively.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $1,263,573 and $1,240,028 for the nine months ended September 30, 2004 and 2003, respectively. No interest expense was paid for the nine months ended September 30, 2004 and 2003.

NON CASH TRANSACTION

The Company issued 325,000 shares of common stock valued at $422,500 for consulting services as further described in Note 9.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS for the nine months ended September 30, 2004 and 2003. The weighted average number of shares used to calculate EPS for the nine months ended September 30, 2004 (16,615,774) and 2003 (16,506,250) reflect only the shares outstanding for those periods.

Weighted average number of shares outstanding as of September 30, 2004 is computed as follows:

         Dates                     Shares                         Weighted -
      Outstanding                Outstanding       Days        Average Shares
-------------------------       -------------   ----------   ------------------
Year - 2004
-------------------------
January 1 - September 30          16,506,250          273        4,506,206,250
June 30 - September 30               325,000           92           29,900,000
                                                ----------   ------------------
Totals                                                273        4,536,106,250
                                                ==========   ==================

Weighted-average shares - 9 months                                  16,615,774
                                                             ==================

June 1 - September 30             16,506,250           92        1,518,575,000
June 30 - September 30               325,000           92           29,900,000
                                                ----------   ------------------
Totals                                                 92        1,548,475,000
                                                ==========   ==================

Weighted-average shares - 3 months                                  16,831,250
                                                             ==================

NOTE 8 - MINORITY INTEREST

Minority interest represents the outside shareholders' 10% ownership of the common stock of Jiao Zuo Yi Wan Hotel Co., Ltd and 20% of the common stock of Qinyang Yi Wan Hotel Co., Ltd.

NOTE 9 - HOTEL BOWLING OPERATIONS CEASED

The HOTEL ceased its bowling operation at the end of September 2003. The Management of Hotel is in the process of finding potential buyers and formalizing a plan to sell the equipment. As of September 30, 2004, the fair market value of the bowling equipment has not been determined and no impairment of the asset value has been calculated. As of September 30, 2004, the related equipment with a net book value of $520,482 has been recorded as equipment held for sale; no gain or loss has been recognized in the current period.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - YI WAN BEIJING OPERATIONS

The People's Republic of China ("PRC") regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC in which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand our restaurant and food services and still be in compliance with these regulations, in July 2004, the Company established YI WAN BEIJING Hotel Management Ltd. ("YI WAN BEIJING"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of YI
WAN BEIJING ("YI WAN BEIJING Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB$100,000 to the YI WAN BEIJING Interest Holders which was used to form and capitalize YI WAN BEIJING. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in YI WAN BEIJING (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The YI WAN BEIJING Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the YI WAN BEIJING Interest Holders will be required to transfer the Equity Interest to the Company. Further the YI WAN BEIJING Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from YI WAN BEIJING with respect to the Equity Interest to the Company. Finally, the YI WAN BEIJING Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such YI WAN BEIJING Interest Holders have with respect to their ownership interest in YI WAN BEIJING. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the YI WAN BEIJING Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

NOTE 11 - STOCK ISSUANCE

The Company has entered into two consulting agreements with individuals to provide business and financial consulting services. These agreements expire May 31, 2005 and June 15, 2005, respectively. The Company has agreed to issue a total of 325,000 shares of no par value common stock pursuant to a Form S-8 in exchange for their services. The 325,000 shares of common stock have been recorded at $1.30 per share or $422,500 based upon the trading price of the shares at June 30, 2004. The Company has recorded a deferred charge to shareholders' equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $140,836 for the period ending September 30, 2004. The 325,000 shares of common stock were issued to the consultants in July 2004.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SEGMENT INFORMATION

YWG includes four major operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents revenues and other financial information by business segment for the periods presented:

                                       Telecom-                       Inter-
                                      munication      YI WAN         segment
                         Hotel        equipment       BEIJING      elimination        Totals
                     -------------  -------------  -------------  -------------   -------------
TOTAL ASSETS:
September 30, 2004   $  26,248,346  $   6,553,889  $     246,921  $  (2,497,582)  $  30,551,574
                     =============  =============  =============  =============   =============

December 31, 2003    $  24,667,327  $   6,837,457  $              $  (1,834,594)  $  29,670,190
                     =============  =============  =============  =============   =============

                       YI WAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SEGMENT INFORMATION, (CONTINUED)

                                                       HOTEL
                               ---------------------------------------------------------
                                                                                            Telecom-
                                                                                           munication     YI WAN
                                Restaurant     Lodging     Entertainment    Subtotals      equipment      BEIJING        Totals
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
THREE MONTHS ENDED
SEPTEMBER 30, 2004
---------------------------
Net sales                      $  1,528,709  $    627,075  $     456,241  $    2,612,025  $    269,203  $    70,395  $   2,951,623
Cost of sales                       755,551        39,180         94,001         888,732       237,021       85,118      1,210,871
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Gross profit                        773,158       587,895        362,240       1,723,293        32,182      (14,723)     1,740,752
Operating expenses                  185,824        89,097        168,406         443,327        70,429        6,908        520,664
Depreciation and
  amortization                                                                  319,500                                    319,500
Unallocated expenses                                                            286,842                                    296,842
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Income from operations         $    587,334  $    498,798  $     193,834         663,624       (38,247)     (21,631)       603,746
                               ============  ============  =============
Interest income                                                                    6,119         4,485           11         10,615
Other income (expense)                                                            (2,697)                                   (2,697)
Provision for income tax                                                        (210,675)         (146)                   (210,821)
Corporate expenses                                                                                                        (105,669)
                                                                          --------------  ------------  -----------  -------------
Income before minority
  interest                                                                $      456,371  $    (33,908) $   (21,620) $     295,174
                                                                          ==============  ============  ===========  =============
THREE MONTHS ENDED
SEPTEMBER 30, 2003
---------------------------
Net sales                      $  1,407,107  $    627,814  $     514,090  $    2,549,011  $    953,334  $            $   3,502,345
Cost of sales                       692,731        43,198         74,797         810,726       523,390                   1,334,116
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Gross profit                        714,376       584,616        439,293       1,738,285       429,944                   2,168,229
Operating expenses                  165,027        80,525        114,278         359,830       184,772                     544,602
Depreciation and
  amortization                                                                   327,096         5,616                     332,712
Unallocated expenses                                                             270,586                                   270,586
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Income from operations         $    549,349  $    504,091  $     325,015         780,773       239,556                   1,020,329
                               ============  ============  =============
Interest income                                                                    4,239         2,916                       7,155
Other income (expense)                                                           (11,393)          (21)                    (11,414)
Provision for income tax                                                        (255,071)      (77,978)                   (333,049)
                                                                          --------------  ------------  -----------  -------------
Income before minority
  interest                                                                $      518,548  $    164,473  $            $     683,021
                                                                          ==============  ============  ===========  =============

                       YI WAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SEGMENT INFORMATION, (CONTINUED)

                                                       HOTEL
                               ---------------------------------------------------------
                                                                                            Telecom-
                                                                                           munication     YI WAN
                                Restaurant     Lodging     Entertainment    Subtotals      equipment      BEIJING        Totals
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
NINE MONTHS ENDED
SEPTEMBER 30, 2004
-------------------------
Net sales                      $  4,106,582  $  1,804,100  $   1,479,131  $    7,389,813  $  1,291,621  $    70,395   $  8,751,829
Cost of sales                     2,080,352       134,657        248,165       2,463,174       870,778       85,118      3,419,070
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Gross profit                      2,026,230     1,669,443      1,230,966       4,926,639       420,843      (14,723)     5,332,759
Operating expenses                  509,302       257,286        416,846       1,183,434       308,413        6,908      1,498,755
Depreciation and
  amortization                                                                   966,571           997                     967,568
Unallocated expenses                                                             738,318                                   738,318
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Income from operations         $  1,516,928  $  1,412,157  $     814,120       2,038,316       111,433      (21,631)     2,128,118
                               ============  ============  =============
Interest income                                                                   16,611        12,423           11         29,045
Other income (expense)                                                           (14,086)                                  (14,086)
Provision for income tax                                                        (660,752)      (53,076)                   (713,828)
Corporate expenses                                                                                                        (289,549)
                                                                          --------------  ------------  -----------  -------------
Income before minority
  interest                                                                 $   1,380,089  $     70,780  $   (21,620) $   1,139,700
                                                                          ==============  ============  ===========  =============
NINE MONTHS ENDED
SEPTEMBER 30, 2003
-------------------------
Net sales                      $  3,679,040  $  1,778,936  $   1,401,369  $    6,859,345  $  2,769,482  $            $   9,628,827
Cost of sales                     1,834,794       124,769        164,971       2,124,534     1,515,296                   3,639,830
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Gross profit                      1,844,246     1,654,167      1,236,398       4,734,811     1,254,186                   5,988,997
Operating expenses                  457,254       245,493        282,077         984,824       538,466                   1,523,290
Depreciation and
  amortization                                                                 1,003,229        16,573                   1,019,802
Unallocated expenses                                                             801,185                                   801,185
                               ------------  ------------  -------------  --------------  ------------  -----------  -------------
Income from operations         $  1,386,992  $  1,408,674  $     954,321       1,945,573       699,147                   2,644,720
                               ============  ============  =============
Interest income                                                                   10,491         7,559                      18,050
Other income (expense)                                                            (2,567)          (20)                     (2,587)
Provision for income tax                                                        (625,977)     (232,867)                   (858,844)
                                                                          --------------  ------------  -----------  -------------
Income before minority
  interest                                                                 $   1,327,520  $    473,819  $            $   1,801,339
                                                                          ==============  ============  ===========  =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                           FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China;
(b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under "Liquidity and Capital Resources"; (f) whether there will be continuing negative economic effects upon China and the China hotel and tourist industries due to possible continuing negative perceptions pertaining to SARS; and (g) whether worldwide economic conditions will negatively affect the tourist industry in China and our hotel related revenues. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 (the "Reform Act") are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.

GENERAL

Yi Wan Group operates two lines of businesses, a hotel & restaurant business and a telecommunications business, through ownership of three Chinese business entities. We own a 90% interest in Jiao Zuo Yi Wan Hotel Company Limited, an 80% interest in Qinyang Yi Wan Hotel Company Limited and a 100% interest in Shun De Yi Wan Communications Equipment Plant Co., Ltd.

Our hotel & restaurant business consists of the operation and management of an upscale hotel conference and entertainment facility in Jiaozuo City, Henan province and in the City of Qinyang. This business line focuses on providing lodging, food and beverage, entertainment, and conference and meeting products and services.

Our telecommunications business focuses on designing and manufacturing telephone network switching component parts for use in telephone main distribution frames; and manufacturing and selling assembled telephone main distribution frames. A telephone main distribution frame connects a company's or an individual's internal telephone system to the telephone company's external lines. Our telecommunications business' initial design and production efforts focused on developing analog switching component parts and the manufacture of a series of analog main distribution frames. Recent design and production efforts have expanded to include digital switching component parts and the manufacture of digital telephone main distribution frames.

RESULTS OF OPERATIONS

As of September 30, 2004, we had $4,184,098 of retained earnings. As of September 30, 2004, we had cash of $4,768,241 and total shareholders' equity of $20,540,120. For the nine months ended September 30, 2004, we had revenues of $8,751,829 and general, administrative and sales expenses of $3,494,190 respectively.

CONSOLIDATED RESULTS

(1) SALES. Consolidated sales decreased by $876,998, or approximately 9.11%, from $9,628,827 for the nine months ended September 30, 2003 to $8,751,829 for the nine months ended September 30, 2004. The 9.11% decrease was a direct result of a decrease in sales to our telecommunications business of $1,477,861 which was offset by an increase in sales in our hotel and restaurant business. The reasons for the decrease in sales related to our telecommunications business are
(1) our telecommunication business has not yet been unsuccessful in developing new products to bring to the market, and (2) highly competitive industry. We are in the process of evaluating our future business plan for our telecommunications business. In addition, we are currently focusing more of our efforts in developing and promoting the hotel and restaurant business.

(2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $220,760, from $3,639,830 for the nine months ended September 30, 2003 to $3,419,070 for the nine months ended September 30, 2004. Cost of goods sold as a percentage of sales increased by 1.27%, from 37.80% for the nine months ended September 30, 2003 to 39.07% for the nine months ended September 30, 2004. The increase in cost of sales was due to an increase in our cost of raw materials in our hotel and restaurant business due to an increase in prices for meat, eggs, vegetables and rice in comparison to last year's prices. In addition, the incease in cost of goods sold was because in order to promote the hotel business, we have offered discount cards which can be used for various discounts in the restaurants, sauna and night club as well as for room discounts.

(3) GROSS PROFIT. Consolidated gross profit decreased by $656,238, from $5,988,997 for the nine months ended September 30, 2003 to $5,332,759 for the nine months ended September 30, 2004. Gross profit as a percentage of sales decreased by 1.27%, from 62.20% for the nine months ended September 30, 2003 to 60.93% for the nine months ended September 30, 2004. This decrease in gross profit as a percentage of sales was the result of a decrease in sales and an increase in the cost of materials and operating expense as discussed above.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $149,913, from $3,344,277 for the nine months ended September 30, 2003 to $3,494,190 for the nine months ended September 30, 2004. The selling and administrative expenses as a percentage of sales increased by 5.2%, from 34.73% for the nine months ended September 30, 2003 to 39.93% for the nine months ended September 30, 2004. The increase in selling and administrative expenses as a percentage of sales is attributed to an increase in corporate expenses such as water, fuel and electricity and a decrease in sales related to our telecommunications business.

(5) NET INCOME. Consolidated net income decreased by $670,373, or approximately 40.50%, from $1,655,427 for the nine months ended September 30, 2003 to $985,054 for the nine months ended September 30, 2004. The decrease was mainly due to:
(1) a decrease in sales related to our telecommunications business; and (2) an increase in cost of raw materials and operating costs in the hotel and restaurant business.

SEGMENTED RESULTS

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel and Restaurant Business: Sales increased by $530,468, or approximately 7.73%, from $6,859,345 for the nine months ended September 30, 2003 to $7,389,813 for the nine months ended September 30, 2004. The increase was a result of a new management team and an improvement in marketing strategies, such as offering discount cards which can be used for various discounts in the restaurants, sauna and night club as well as for room discounts.

     Telecommunications Business: Sales decreased by $1,477,861, or approximately 39.20%, from $2,769,482 for the nine months ended September 30, 2003 to $1,291,621 for the nine months ended September 30, 2004. This decrease was a direct result of (1) our telecommunication operation has been unsuccessful in developing new products to bring to the market, and (2) highly competitive industry. We are in the process of evaluating our future plans for this business.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel and Restaurant Business: Cost of goods sold increased by $338,640, from $2,124,534 for the nine months ended September 30, 2003 to $2,463,174 for the nine months ended September 30, 2004. Cost of goods sold as a percentage of sales increased by 2.36%, from 30.97% for the nine months ended September 30, 2003 to 33.33% for the nine months ended September 30, 2004. The increase is attributed to an increase in our cost of raw material due to an increase in prices for meat, eggs, vegetables and rice in comparison to last year's prices. In addition in the prior year we sold discount cards to customers to be used for discounts on hotel room rates. Based upon this successful promotion in the current year we have offered additional discount cards which can be used for various discounts in the restaurants, sauna and night club as well as for room discounts.

     Telecommunications Business: Cost of goods sold decreased by $644,518, from $1,515,296 for the nine months ended September 30, 2003 to $870,778 for the nine months ended September 30, 2004. Cost of goods sold as a percentage of sales increased to 67.42% for the nine months ended September 30, 2004 from 54.71% for the six months ended September 30, 2003. The increase in cost of goods sold as a percentage of sales was a result of an increase in cost of raw materials and a decrease in sales in the telecommunication operation.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel and Restaurant Business: Gross profit increased by $191,828, from $4,734,811 for the nine months ended September 30, 2003 to $4,926,639 for the nine months ended September 30, 2004. As a percentage of sales, gross profit decreased from 69.03% for the nine months ended September 30, 2003 to 66.67% for the nine months ended September 30, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of goods sold and increased promotional discounts as explained above.

     Telecommunications Business: Gross profit decreased by $833,343, from $1,254,186 for the nine months ended September 30, 2003 to $420,843 for the nine months ended September 30, 2004. As a percentage of sales, gross profit decreased from 45.29% for the nine months ended September 30, 2003 to 32.58% for the nine months ended September 30, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of materials and a decrease in sales.

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel and Restaurant Business: Selling and administrative expenses increased by $99,083, from $2,789,238 for the nine months ended September 30, 2003 to $2,888,321 for the nine months ended September 30, 2004. Selling and administrative expenses as a percentage of sales decreased to 39.09% for the nine months ended September 30, 2004 from 40.66% for the nine months ended September 30, 2003. This decrease was a result of a decrease in our administrative and selling expenses, such as water, electricity and fuel materials.

     Telecommunications Business: Selling and administrative expenses decreased by $245,629, from $555,039 for the nine months ended September 30, 2003 to $309,410 for the nine months ended September 30, 2004. Selling and administrative expenses as a percentage of sales increased to 23.96% for the nine months ended September 30, 2004 from 20.04% for the nine months ended September 30, 2003. The increase in selling and administrative expenses as a percentage of sales was a result of a decrease in sales.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel and Restaurant Business: Net income increased by $52,279, from $1,327,520, or 19.35% of sales, for the nine months ended September 30, 2003 to $1,379,799, or 18.67% of sales, for the nine months ended September 30, 2004. The increase as a percentage of sales was a result of a new management team and an improvement in marketing strategies.

     Telecommunications Business: Net income decreased by $403,039, from $473,819 or 17.11% of sales, for the nine months ended September 30, 2003 to $70,780, or 5.47% of sales, for the nine months ended September 30, 2004. The decrease was a result of a decrease in sales and an increase in cost of raw materials, as explained in the above paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, net cash provided by operating activities was $1,656,791; net cash used in investing activities was $243,340; and net cash used in financing activities was $11,052.

As of September 30, 2003, net cash used in operating activities was $10,820; net cash provided by investing activities was $420,454; and net cash provided by financing activities was $695,232.

Net cash provided by operating activities increased by $1,667,611, from $(10,820) for the nine months ended September 30, 2003 to $1,656,791 for the nine months ended September 30, 2004, representing an increase of approximately 100%. The increase in cash flow from operating activities reflects a decrease in related party receivables and an increase in accounts receivable during the nine months ended September 30, 2004. Due to the nature of conducting business in China many financial transaction are completed in cash, instead of by check or draft. Customarily, officers, managers and employees of companies located in China, including our personnel, are advanced cash on a daily basis to pay for normal business operating expenses. These advances are accounted for when the officer or employee submits the paid invoice to the accounting department to support the receipt of goods and services.

Net cash used in investing activities increased by $663,794 to $(243,340) for the nine months ended September 30, 2004, representing a 157.87% increase, compared with the $420,454 net cash used for the same period ended in 2003. The increase was due to spending on equipment upgrades.

Net cash used in financing activities increased by $706,284 to $(11,052) for the nine months ended September 30, 2004, representing a 100% increase, compared to $695,232 provided by financing activities for the same period of 2003. The increase was primarily due to full collections on existing notes receivable prior to December 31, 2003.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of the Hotel and Restaurant and Telecommunications business' existing business model in China, and the general overhead and personnel related expenses in support of this implementation; (2) continued promotional activities to increase hotel related revenues; (3) the development costs of the hotel operations in China; (4) the payment of cash contributions to the joint ventures under the existing agreements; and (5) payments due to some of the subsidiaries' former equity owners. We do not have any material commitments for capital expenditures as of September 30, 2004. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2004 fiscal year.

Historically,  our  subsidiary  companies have financed  operations  principally through cash generated from operations. Initial capital for the Hotel and Restaurant business and our Telecommunications business came from shareholders' contributions and are as follows: Hotel and Restaurant business: $11,960,000; and Telecommunications business: $1,580,000. No bank loans were obtained for the Hotel and Restaurant or Telecommunications businesses. We have to make capital contributions to our subsidiaries by September 2004 to meet the capital registration requirements. Other investment requirements include payments due of $7,371,730 and $4,932,273 to joint venture's former partners. Since the Farm operation ceased on December 31, 2002, only $500,000 additional capital investment for the Telecommunications business remains outstanding. The balances are to be funded from the profits generated from the operations of the subsidiaries and, if necessary, equity financing. There is no assurance, however, that equity financing can be obtained for the above purposes. The joint venture's former partners extended the September 2004 payment date to September 2005 for capital contributions. We intend to fund the hotel and restaurant's capital improvements from the positive cash flow generated from hotel operations.

MANAGEMENT ASSUMPTIONS.

Management anticipates, based on internal forecasts and assumptions relating to our operations, which existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate, or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

REORGANIZATION OF OPERATION OF RESTAURANT BUSINESS

In order to expand our restaurant and food services and still be in compliance with the regulations of the People's Republic of China ("PRC") with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. ("Yi Wan Beijing"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing ("Yi Wan Beijing Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB$100,000 to the Yi Wan Beijing Interest Holders which was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

While our reporting currency is the U.S. dollar, to date virtually all of our revenues and costs are denominated in Renminbi and a significant portion of our assets and liabilities are denominated in Renminbi. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be impacted by fluctuations in the exchange rate between U.S. Dollars and Renminbi. If the Renminbi depreciates against the U.S. Dollar, the value of our Renminbi revenues and assets as expressed in our U.S. Dollar financial statements will decline. We do not hold any derivative or other financial instruments that expose us to substantial market risk.

The Renminbi is currently freely convertible under the "current account", which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account", which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.  OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

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

     10.13 Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***

     10.14 Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***

     10.15 Consulting Agreement, dated as of April 15, 2004, between Yi Wan Group, Inc. and Stanley Wunderlich, an individual*****

     10.16 Consulting Agreement, dated as of June 15, 2004, between Yi Wan Group, Inc. and Yale Yu, an individual*****

     10.17 Equity Trust Agreement, dated July 30, 2004, Cheng Wan Qing, Cheng Wan Ming and Yi Wan Group.

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

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2004          YI WAN GROUP, INC.
                                  (Registrant)



                                  /s/ CHENG WAN MING
                                  ---------------------------------------------
                                  Name:   Cheng Wan Ming
                                  Title:  President and Chief Executive Officer



                                  /s/ WU ZEMING
                                  ---------------------------------------------
                                  Name:   Wu Zeming
                                  Title:  Chief Financial Officer
                                          (principal financial officer)