Form 10-K
period 2004-12-31
YI WAN GROUP INC
filed 2005-04-15
CIK 1157667

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

                   For the fiscal year ended December 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004) is $3,314,025.

     As of April 12, 2005, there were 16,861,250 shares of our common stock issued and outstanding.

                                TABLE OF CONTENTS
                          TO ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2004

                                                                            Page

PART I
Item 1.    Description of Business.........................................   5
Item 2.    Description of Property.........................................  43
Item 3.    Legal Proceedings...............................................  46
Item 4.    Submission of Matters to a Vote of Security Holders.............  46


PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...............  46
Item 6.    Selected Financial Data.........................................  48
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation........................................  50
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......  58
Item 8.    Financial Statements and Supplementary Data.....................  59
Item 9.    Changes in and Disagreements on Accounting and Financial
           Disclosure......................................................  83
Item 9A.   Controls and Procedures.........................................  83


PART III
Item 10.   Directors and Executive Officers of the Registrant..............  83
Item 11.   Executive Compensation..........................................  87
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..................................................  91
Item 13.   Certain Relationships and Related Transactions..................  93
Item 14.   Controls and Procedure..........................................  94


PART IV
Item 15.   Exhibits, Financial Statements Schedules, and Reports
           on Form 8-K.....................................................  94

Signatures.................................................................  96

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were incorporated under the laws of the state of Florida in the United States in May 1999. We are authorized to issue 50,000,000 shares of common stock, no par value, of which 16,861,250 shares of common stock are issued and outstanding. We are authorized to issue 20,000,000 shares of preferred stock, no par value, of which no shares are issued and outstanding.

We were incorporated to explore the feasibility of acquiring interests in several businesses located in China in which our president, Mr. Cheng Wan Ming, had an ownership interest. On January 1, 2000, we acquired controlling equity interests in three such China registered companies, which had ongoing business operations in the hotel, agriculture, and communications industries in China. Our agriculture subsidiary ceased operations in December 2001. In December 2002, we sold our agriculture subsidiary to a third party Since our inception, neither we, nor any of our three subsidiaries, have ever been subject to any bankruptcy, receivership or similar proceedings. Our hotel and communications subsidiaries, and our variable interest entity are described below:

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

QINYANG YI WAN HOTEL CO., LTD. On March 20, 2001, we entered into a joint venture agreement with the Qinyang Hotel. This agreement provides for the establishment of a Joint Venture Limited Liability Company, the Qinyang Yi Wan Hotel Co., Ltd., which operates the Quinyang Yi Wan Hotel in Qing Yang City, Henan Province, China. The joint venture agreement provides that the joint venture will provide up-scale lodging, food and beverage, entertainment, and meeting and conference facility services. We entered into this joint venture agreement with Qinyang Hotel (OLD QINYANG), a third party to set up Qinyang Yi Wan Hotel Co., Ltd. According to the joint venture agreement, the registered capital of QINYANG is approximately $2,413,389 (RMB20,000,000). On June 3, 2002, the Jiaozuo Foreign Trade and Economy Cooperative Bureau issued a temporary license to Qinyang Yi Wan Hotel Co., Ltd. In 2003, the Jiaozuo Foreign Trade and Economy Cooperative Bureau conducted the audit and issued the official license. Qinyang Yi Wan Hotel Co., Ltd. and the Qinyang Hotel are located at:

         Qinyang Yi Wan Hotel Co., Ltd./Qinyang Hotel
         53 West Huai Fu Road
         Qingyang City
         Henan Province, China
         Tel: 86-391-566-9000
         Fax: 86-391-566-9006
         Email: yiwan@public2.lyptt.ha.cn

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

YI WAN BEIJING HOTEL MANAGEMENT CO., LTD. In order to expand our restaurant and food services and still be in compliance with the regulations of the People's Republic of China ("PRC") with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. ("Yi Wan Beijing"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing ("Yi Wan Beijing Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB$100,000 to the Yi Wan Beijing Interest Holders which was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

BUSINESS LICENSES

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

The term of business license for YI WAN BEIJING is twenty (20) years. YI WAN BEIJING is a variable interest entity, through two designated shareholders who are PRC citizens and who legally own YI WAN BEIJING. Yi Wan Group, Inc. is the primary beneficiary of YI WAN BEIJING's business operations and qualifies to be consolidated under FIN 46(R).

Our subsidiaries operate as a separate division, as well as a separate business segment, as defined by generally accepted accounting principles. Detailed financial information concerning the revenues, income and assets of each of our business segments is provided in our financial statements and accompanying notes. Accordingly, we conveniently refer to the subsidiaries as:

     o    Hotel Division or Hotel Company;

     o    Telecommunications Division or Telecommunications Company; and

     o    Restaurant Management Company.

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

JIAOZUO YI WAN HOTEL CO., LTD. Our Jiaozuo Yi Wan Hotel division was originally formed in December 1996, as a Foreign Invested Enterprise Joint Venture in the Jiaozuo City region of Henan Province, China. Originally, Shun'ao Industry and Commerce Company, a China based company, owned a 70% equity interest in the hotel company, and Marco Wan Da Construction, a company established under the laws of Macao, owned a 30% equity interest. All of the individual owners of the China and Macao based companies are also our shareholders. In November 1999, the China and Macao based companies agreed to transfer 90% of their total equity in the hotel company to us, with 60% being transferred by the China based company and 30% being transferred by the Macao based investor. The amended articles of association, the joint venture contract and the equity transfer agreement among the original joint venture parties and us provide that we assume the total capital contribution requirement of the foreign investor in the amount of RMB 7,500,000 (approximately US $906,000) and a portion of the China based company's capital contribution requirement in the amount of RMB 15,000,000 (approximately US $1.8 million). In addition, the joint venture contract, the articles and the equity transfer agreement require that an additional investment of approximately US $3 million be made into the hotel company above and beyond the joint venture's registered capital and that we pay our share of the total investment (approximately US $2.7 million) within six months of the issuance of a new business license for the joint venture. These transfers were approved by the Chinese approval authorities; thereafter, the equity split has been 10% for the China based company, while we have a 90% interest. The original parties in the hotel joint venture made the required total investment and registered capital contributions to the joint venture. Accordingly, our obligations to contribute to registered capital and the total investment in the hotel joint venture have been satisfied by our assumption of 90% of the equity interests of the original partners. Our obligations to the original parties under the equity transfer agreement, however, amount to RMB 22,500,000 (approximately US $2.7 million) owed to the original partners to the hotel joint venture for their transfer to us of 90% of the joint venture equity interests.

QINYANG YI WAN HOTEL CO., LTD. On March 20, 2001 we entered into a joint venture agreement with Qinyang Hotel providing for the establishment of a Joint Venture Limited Liability company, the Qinyang Yi Wan Hotel Co., Ltd., which operates the Qinyang Yi Wan Hotel in Qing Yang City, Henan Province, China. On June 3, 2002, the Jiaozuo Foreign Trade and Economy Cooperative Bureau issued a temporary license to Qinyang Yi Wan Hotel Co., Ltd. The official license, however, could not be issued until the Qinyang Yi Wan Hotel Co., Ltd. met the registered capital requirement of US$2,413,389 (RMB 20,000,000). Although the full registered capital requirement of US$2,413,389 (RMB 20,000,000) has already been made, a verification report on the capital contribution must be made by the Jiaozuo Foreign Trade and Economy Cooperative Bureau. In 2003, the Jiaozuo Foreign Trade and Economy Cooperative Bureau conducted the audit and verified the capital contribution, and issued the official license.

SHUN DE YI WAN COMMUNICATIONS EQUIPMENT PLANT CO., LTD. Our telecommunications company was originally formed in Shun de City, Guangdong Province, China, as a Foreign Invested Enterprise Joint Venture in September 1993 by Shun de Zhiyuan Developing Co., a China based company, and Marco Wan Da Construction, a Macao based company. In March 2000, both the China-based investor and the Macao-based company agreed to transfer 100% of the equity in the telecommunications company to us, with 35% and 65% being transferred by the China-based company and the Macao-based company, respectively. The articles of association provide that we assume the total capital contribution requirements of the enterprise in the amount of US $1,500,000 (approximately RMB 12,400,000). In addition, the articles require that an additional investment of approximately US$500,000 be made into the telecommunications company, above and beyond that company's registered capital, and that we pay our share of the total investment within one year of the issuance of a new business license for the joint venture. The articles, which reflect the transfers and establish our telecommunications company as a Wholly Foreign Owned Enterprise, were approved by the appropriate Chinese approval authorities; thereafter, we own 100% of the telecommunications company.

The original parties in the Telecommunications joint venture made the required and registered capital contributions of US $1,500,000 to the joint venture. Accordingly, the obligation to contribute to registered capital in this joint venture has been satisfied. Pursuant to the articles of association, we have an obligation to contribute an additional investment of US $500,000 to the joint venture. A new business license was issued for our telecommunications company on June 22, 2000. Until approximately June 21, 2001, we failed to make the required additional investment contribution of US $500,000 to our telecommunications company. On June 22, 2001, in accordance with a unanimous written resolution of our telecommunications company's board of directors, we received an extension to June 22, 2003 to make this payment. On June 22, 2003, in accordance with a unanimous written resolution of our telecommunications company's Board of Directors, we received another extension to June 22, 2004. On June 22, 2004, in accordance with a unanimous written resolution of our telecommunications company's Board of Directors, we received an extension to June 22, 2006.

YI WAN BEIJING HOTEL MANAGEMENT CO., LTD. In order to expand our restaurant and food services and still be in compliance with the regulations of the People's Republic of China ("PRC") with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. ("Yi Wan Beijing"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing ("Yi Wan Beijing Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB$100,000 to the Yi Wan Beijing Interest Holders which was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provides that if such two directors cease to be an employee of the

Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

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

     o In February 1996, the hotel company began extensive renovation and remodeling of its hotel's main building and construction of a 150,695 square foot lobby, commercial and common space addition to the main building. Most of the renovations and construction were completed in October 1996 and the rest was completed in February 1997;

     o In 1997, the hotel company began recruiting personnel and developing western style operational and management training systems;

     o In 1997, the hotel company received certification from the Henan National Tourism Board;

     o In June 2000, the hotel company received a four-star grade title from the Henan National Tourism Board;

     o The hotel company completed construction of the 17th Floor VIP Restaurant in February 2002 at which time it became operational;

     o In November 2003, the newly renovated Sauna-Health Center was opened to the public; and

     o The hotel company completed construction of the 16th Floor VIP Restaurant in December 2003 at which time it became operational.

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

     o Two conference rooms within the hotel suitable for medium sized meetings of up to 60 people. These rooms feature large fixed positioned conference tables, built-in amplification equipment, and ample side gallery space for additional meeting attendees or small group break-out space. These rooms also have climate control and private bathrooms; and

     o One large, 8,180 square foot, meeting room capable of seating 460 people is configured in an auditorium style with a sloping floor and large front presentation stage. The room features built-in sound system, lighting capabilities, built-in multi-lingual interpretation equipment, and rear and front screen projection capability. The room has an attached large reception room and a separate, smaller, private VIP reception room. We believe that this meeting room is the largest non-government room of its kind in the province.

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

     o 16th Floor VIP Restaurant. We completed construction of a new luxury VIP restaurant in December, 2003. The grand opening of the restaurant took place on January 15, 2004. The restaurant is located on the 16th floor of the main building of the Jiaozuo Yi Wan Hotel and offers a city view to dining guests. The restaurant is a VIP dining facility with three private suites ranging in capacity from 40 to 50 people. Each suite contains separate sitting areas, large color television, stereo system, karaoke equipment, and a private bathroom. Its decor is traditional Chinese with antiques. The restaurant specializes in the creation and presentation of haute couture gourmet cuisine that is fresh, and showcases the hotel's signature culinary style of blended Cantonese and Henam flavors, with special attention to artistic and theatrical presentation of each dish.

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

SAUNA-HEALTH CENTER. The Sauna-Health Center is located on the second floor of the main building of the Jiaozuo Yi Wan Hotel. Between September and November 2003, we undertook renovations and construction on the Sauna-Health Center. The newly renovated center was open to the public on November 22, 2003. It includes both a Men's and Ladies' Section offering services ranging from beauty salon, massage, acupuncture, and pedicure to various self-guided relaxation activities, such as full-body-massage water therapy, shower, sauna, and steam. The facility at the Men's Section includes an ancient Egyptian style bath center, which includes a full-body-massage water therapy pool that can accommodate 150 people, four 10-person soaking pools, 10 jacuzzis, 14 individual showers, one 10-person sauna, one 10-person steam room, and 20 massage beds. The facility at the Ladies' Section includes a multi-person water therapy pool, 10 individual showers, multi-functional wet and dry sauna, and 5 massage beds. The new Sauna-Health Center also has a luxurious lounge, beauty salon, 70-person resting lounge, 39 standard rooms, 6 deluxe VIP rooms, kids' playing ground, fitness room, internet bar, deluxe table tennis room, deluxe billiard room, 12 chess rooms, and a Japanese style food court that can accommodate 300 people. The new Sauna-Health Center has a total capacity of 500 people.

SUPPLIERS. The raw materials that our Yi Wan hotel division uses are many and varied and common to all hotel and entertainment facilities. A general sampling of these items and their sources are as follows:

-------------------------------- -----------------------------------------------
ITEM                             SOURCE
-------------------------------- -----------------------------------------------
HOTEL DIVISION
-------------------------------- -----------------------------------------------
Cigarette/beverage               Jiaozuo Branch Office of Henan Province Tobacco
                                 Company, Jiaozuo City
-------------------------------- -----------------------------------------------
Seafood                          Xingli Haiyang Seafood Shop, Zhengzhou City
-------------------------------- -----------------------------------------------
Seafood                          Jianwei Seafood Shop, Zhengzhou City
-------------------------------- -----------------------------------------------
General cooking ingredients      Guangdong Lawei Shop, Zhengzhou City
-------------------------------- -----------------------------------------------
Gas                              Jiaozuo Branch Office of Henan Province
                                 Petroleum Company, Jiaozuo City
-------------------------------- -----------------------------------------------
Wine/Beer                        Fangda Shop, Jiaozuo City
-------------------------------- -----------------------------------------------
Seafood                          Haiyang Da Shi Jie Shop, Jiaozuo City
-------------------------------- -----------------------------------------------
General cooking ingredients      Yongsheng Ganxian Shop, Jiaozuo City
-------------------------------- -----------------------------------------------
Seafood and cooking ingredients  Kaifeng Zhang Da Co., Ltd., Kaifeng City
-------------------------------- -----------------------------------------------
Wine/Beer                        Jinshan Brewery, Henan Province, Zhengzhou City
-------------------------------- -----------------------------------------------
Cigarette/beverage               Zhenhua Shop, Jiaozuo City
-------------------------------- -----------------------------------------------
General cooking                  Maoyuan Gahuo Shop, Jiaouao City
ingredients
-------------------------------- -----------------------------------------------

-------------------------------- -----------------------------------------------
ITEM                             SOURCE
-------------------------------- -----------------------------------------------
HOTEL DIVISION (CONTINUED)
-------------------------------- -----------------------------------------------
General cooking                  Jiaonan Market, Jiaozuo City
ingredients
-------------------------------- -----------------------------------------------
Seafood                          Xincheng  Seafood Wholesale, Zhengzhou City
-------------------------------- -----------------------------------------------


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

POTENTIAL FUTURE GROWTH AND OPERATIONS. Our Jiaozuo Yi Wan Hotel is involved in a number or projects scheduled for completion within the next two years. These projects are in the development stage and are subject to further research, and accordingly, may never be completed. These include:

     o Restaurant Expansion. Our Jiaozuo Hotel Division is researching the feasibility of opening one restaurant in Zhengzhou City and one restaurant in Beijing. Our hotel division is researching, and has discussed with a number of interested parties, the terms of site-specific management and ownership, including acquisition, franchise, partnership, and management agreement, regarding these possible restaurant openings. Both restaurants would bear the Yi Wan name and specialize in a unique blend of Guangdong and Henan style cuisine. Both restaurants would target up-scale, urban customers. We have not entered into any specific agreements regarding a restaurant opening and there are no assurances that we will be successful in securing any agreements relating to any such opening.

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

If we are successful in completing these projects and implementing them into our operations, we will be required to hire the following additional employees:

Restaurant Expansion:

     o    12 managers

     o    86 employees

Lodging Expansion:

     o    15 managers

     o    95 employees

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

Examples of conferences which were held at our Jiaozuo Yi Wan Hotel are:

Dinner parties:

     1.   Henan Zhanggong Group Business Reception: 280 people

     2.   China Unicom Jiaozuo Branch's customer appreciation party: 130 people

Conferences:

     1.   The Third Annual Jiaozuo  International  Travel News  Conference:  320
          people

     2.   McDonald's employment conference: 250 people

Products News Conferences:

     1.   Sichuan Quanxing Co., Ltd.'s wine promotional conference: 500 people

     2.   Volvo's product introduction conference: 200 people

Our Jiaozuo Yi Wan Hotel Division uses a variety of methods to reach its customers, including advertising and promotional events as described below.

ADVERTISING.   Our  hotel  division  conducts   extensive  product   promotional
advertising in several venues:

     o    Local television advertising;

     o    Airport and train station billboards;

     o    City promotional materials;

     o    Local print media; and

     o    On-site point-of-purchase.

PROMOTIONAL EVENTS. Promotional events are chiefly coordinated through our Jiaozuo Yi Wan Hotel Division's sales department in conjunction with its entertainment and food and beverage operations. Primary on-going promotional events include big name celebrity entertainment event ticket give-aways, regional or national cuisine tasting, and other culinary events.

CHARITABLE GIVING AND SPONSORSHIP. Our Jiaozuo Yi Wan Hotel Division promotes its hotel by corporate sponsorship of charity events and donations to local philanthropic efforts.

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

     o    Beauty parlor and business center;

     o    Sundries and gift store;

     o    Nightclub and karaoke suites (150-200 person capacity);

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

     o Unique "big name" celebrity entertainment events (no other entity in the province offers these events); and

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

An initial certification and annual review is conducted by the Travel and Tourism Board of Henan Province to be qualified to receive foreign travelers. If a hotel fails to meet the above standards, the certification may be withheld. Our hotel received its certification on January 1, 1997, which has been renewed every year up to and including December, 2003. Our next annual inspection is scheduled for approximately January 2006.

EMPLOYEES

As of December 31, 2004, our hotel division employed a total of 612 full-time employees, comprised of approximately 95 management personnel and 517 staff.

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

SUPPLIERS

---------------------------- ---------------------------------------------------
ITEM                         SOURCE
---------------------------- ---------------------------------------------------
Wine/Beer                    Fang Da Department Store, Jiaozuo City
---------------------------- ---------------------------------------------------
Seafood                      Quanhong Seafood Shop, Qinyang City
---------------------------- ---------------------------------------------------
Coal                         Wang Zhong Liang, Qinyang City
---------------------------- ---------------------------------------------------
Seafood                      Liu San, Qinyang City
---------------------------- ---------------------------------------------------
Seafood                      Qiu Feng, Qinyang City
---------------------------- ---------------------------------------------------
Beverage                     Jiaozuo City Hua Hua Dairy Products, Jiaozuo City
---------------------------- ---------------------------------------------------
General cooking ingredients  Song Bao Chang, Qinyang City
---------------------------- ---------------------------------------------------
General cooking ingredients  Shang Da Jun, Qinyang City
---------------------------- ---------------------------------------------------
Daily use lodging items      Hui Jie Shop, Qinyang City
---------------------------- ---------------------------------------------------


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

POTENTIAL FUTURE GROWTH. In order to satisfy the increasing demands for the rooms and restaurants, we plan to expand this hotel by adding 60 standard rooms and 11 suites to accommodate 210 guests. The room expansion will occupy 3.5 acres. This expansion is contingent upon receiving financing of RMB 15 million (US$1.8 million). We have not received any binding commitments to provide such financing and there are no assurances that we will be successful in obtaining such financing. If we are successful in this expansion, we will be required to hire 37 employees and 3 managers.

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

Examples of conferences that have been held at the Qinyang Yi Wan Hotel are:

Business conferences:

     1. Nation Patent Project Issuance Meeting held by Henan Science and Technology Bureau: 120 people

     2.   The  meeting  about  State  Enterprise   Innovation  held  by  Qinyang
          Government: 95 people

Meetings held by companies:

     1.   Chengdu ShenGang Dealer Symposium: 100 people

     2. The Ceremony of sign the continuation project agreement for Qinyang Aluminum Company: 50 people

Product exhibits and sales meetings:

     1.   Anhui Huatuo Pharmaceutical Co.'s product exhibit: 150 people

     2.   Amway Co.'s product exhibit: 200 people

     Our Qinyang Yi Wan Hotel uses a variety of methods to reach its customers, including advertising and promotional events as described below.

ADVERTISING. Our Qinyang Yi Wan Hotel Division conducts extensive product promotional advertising in several venues:

     o    Local television advertising;

     o    Airport and train station billboards;

     o    City promotional materials;

     o    Local print media; and

     o    On-site point-of-purchase.

PROMOTIONAL EVENTS. These promotional events are mainly coordinated through our hotel division's sales department in conjunction with its entertainment and food and beverage operations. On-going promotional events include celebrity entertainment event ticket give-away, regional or national cuisine tasting, and other culinary events.

CHARITABLE GIVING AND SPONSORSHIP. Our hotel division promotes its hotel by corporate sponsorship of charity events and donations to local philanthropic efforts.

COMPETITION

COMPETITION RELATING TO OUR LODGING OPERATIONS

Qinyang Yi Wan Hotel's two main competitors are the Qinyang Guesthouse and Yinsha Hotel, both of which are located in Qinyang city. The Qinyang Guesthouse is approximately two miles from the Quinyang Yi Wan Hotel, and the Yinsha Hotel is approximately 0.3 miles from the Qinyang Yi Wan Hotel. The Qinyang Guesthouse has 54 guest rooms and the Yinsha Hotel has 48 guest rooms. Both of these hotels are government owned and operated and have received a two-star rating.

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

COMPETITION RELATING TO OUR ENTERTAINMENT OPERATIONS

Night Club

Our Qinyang Yi Wan Hotel Division faces competition from the two-star hotel nightclubs in our primary market, the Qinyang Guesthouse and Yinsha Hotel. Both competitors are physically smaller and configured in a social club format featuring a center dance area. Both offer occasional live local entertainment. Neither of the competitors engages in wide promotional effort.

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

An initial certification and annual review is conducted by the Travel and Tourism Board of Henan Province to be qualified to receive foreign travelers. If a hotel fails to meet the above standards, the certification may be withheld. Our hotel received its certification on October 2003, which has been renewed every year up to and including October 2005.

EMPLOYEES

As of December 31, 2004, our Qinyang Yi Wan Hotel Division employed a total of 235 full-time employees, comprised of approximately 34 management personnel and 201 staff.

YI WAN BEIJING HOTEL MANAGEMENT LTD.

PRODUCTS AND SERVICES

Yi Wan Beijing Hotel Management Ltd. has the following primary product and service offerings:

     o    Food and Beverage Operations

FOOD AND BEVERAGE OPERATIONS

Our Yi Wan Beijing Hotel Management Co., Ltd. operates one restaurant in our new "Diyikou" brand fast-food chain in Beijing city. The total space for the restaurant is 429 square meters, which includes two VIP rooms and one saloon, with a total occupancy of 180 people. The restaurant specializes in serving Hong Kong style fast foods

SUPPLIERS.

--------------------------------------------- ----------------------------------
ITEM                                          SOURCE
--------------------------------------------- ----------------------------------
Wine/Beer                                     Yan Ping, Beijing City
--------------------------------------------- ----------------------------------
Diesel Oil                                    Mao Junting, Beijing City
--------------------------------------------- ----------------------------------
General cooking ingredients                   Liang Juhong, Beijing City
--------------------------------------------- ----------------------------------
Daily use lodging items                       Wei Jinzhou, Beijing City
--------------------------------------------- ----------------------------------

SEASONAL   VARIATIONS.   Food  and  beverage  revenues  experience  no  seasonal
variations.

POTENTIAL FUTURE GROWTH. We expect to open similar fast-food restaurants in Beijing and Shanghai over the next five years.

MARKET. Yi Wan Beijing Hotel Management Ltd. has two primary target markets: travelers and local townsfolk around the restaurant.

ADVERTISING. Our restaurant conducts extensive product promotional advertising in several venues:

     o    Local television advertising;

     o    City promotional materials;

     o    Local print media; and

     o    On-site point-of-purchase.

CHARITABLE GIVING AND SPONSORSHIP. Our Yi Wan Beijing Hotel Management Ltd. promotes its restaurant by corporate sponsorship of charity events and donations to local philanthropic efforts.

COMPETITION

Beijing's fast food industry generates approximately US$3 billion (RMB 24 billion) in annual revenue, according to the Beijing Bureau of Commerce, and the trend is expected to accelerate during the 2008 Olympics. American fast-food chains such as McDonald's, Pizza Hut and KFC have multiplied in Beijing in recent years, and a few Chinese companies have started chains based on Western business principles but offering Chinese cuisines including Yoshinori and Sichuan food. Yi Wan Beijing Hotel Management Co., Ltd. believes it is the first to focus on Hong Kong-style food distinguished by fresh ingredients and high-quality preparation.

TRADEMARKS, LICENSES AND CONCESSIONS

Our Yi Wan Beijing Hotel Management Ltd. has registered the Yi Wan Beijing Hotel Management Co., Ltd. name and the "Diyikou" brand with the Ministry of Administration and Trademarks in China. Our Yi Wan Beijing Hotel Management Ltd. has a business license in China, which currently expires in July 2024. The trademark is registered in perpetuity provided yearly fees are paid.

EMPLOYEES

As of December 31, 2004, we had approximately 55 full-time employees, consisting of 15 managers and 40 staff.

For accounting purposes, our Hotel Operations are divided into three operating segments:

     o    Food and Beverage also known as restaurant operations;

     o    Lodging; and

     o    Entertainment.

Set forth below for each of the last three fiscal years is the percentage of total revenue from each such segment within our Hotel Divisions, which collectively, accounted for more than approximately 87% of our consolidated revenues during these fiscal years.

------------------------------------------------------ -------------------------
2002:
------------------------------------------------------ -------------------------
Food and Beverage Operations                           52.3%
------------------------------------------------------ -------------------------
Lodging Operations                                     24.7%
------------------------------------------------------ -------------------------
Entertainment Operations                               22.9%
------------------------------------------------------ -------------------------
Total of our consolidated revenues                     $9,890,845
------------------------------------------------------ -------------------------

------------------------------------------------------ -------------------------
2003:
------------------------------------------------------ -------------------------
Food and Beverage Operations                           54.0%
------------------------------------------------------ -------------------------
Lodging Operations                                     26.4%
------------------------------------------------------ -------------------------
Entertainment Operations                               19.6%
------------------------------------------------------ -------------------------
Total of our consolidated revenues                     $9,216,576
------------------------------------------------------ -------------------------

------------------------------------------------------ -------------------------
2004:
------------------------------------------------------ -------------------------
Food and Beverage Operations                           54.97%
------------------------------------------------------ -------------------------
Lodging Operations                                     25.13%
------------------------------------------------------ -------------------------
Entertainment Operations                               19.9%
------------------------------------------------------ -------------------------
Total of our consolidated revenues                     $9,730,345
------------------------------------------------------ -------------------------


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

     o In 1999, Our Telecommunications Division had approximately a ten percent (10%) market share.

     o Our Telecommunications Division had approximately a six percent (6%) market share for the period from 2000 to 2003.

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

SUPPLIERS

Our primary suppliers of materials which are used to manufacture our telecommunications equipment are located within an approximately 1,300 mile radius. Seventy to eighty similar supplier companies are located in the same area as the above suppliers. Consequently, we do not believe that our telephone communications manufacturing company would have any difficulty in locating alternative suppliers. Our telecommunications parts suppliers are:

-------------------------------------- -----------------------------------------
SUPPLIERS
-------------------------------------- -----------------------------------------
Yi Wan Telecommunication
-------------------------------------- -----------------------------------------
Discharging Tube                       JiangSu Zhangjiagang Electrical Equipment
                                       Manufacture, Inc., Zhang Jia Gang City
-------------------------------------- -----------------------------------------
PTC Heat Sensitive Resistor            Shanghai Shun'an Communication Protector,
                                       Ltd., Shanghai City
-------------------------------------- -----------------------------------------
Reed, Connecter, cable                 FoShan No 6 Wireless Communication
                                       Manufacture, Inc., FoShan City
-------------------------------------- -----------------------------------------
Circuit board                          ZhongShan Dongfeng Tongfa Electrical
                                       Equipment Co., Zhongshan City
-------------------------------------- -----------------------------------------
Anti-fire ABS, Plastic                 Sanshui Jinhu Industrial Plastics
                                       Manufacture, Sanshui City
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------
SUPPLIERS (CONTINUED)
-------------------------------------- -----------------------------------------
Silvering, Tinning                     Shunde Guizhou YuanXinLong DianDu Ltd.,
                                       Shunde City
-------------------------------------- -----------------------------------------
Zinc white copper                      Shanghai Copper Manufacture Sales
                                       Department, Shanghai City
-------------------------------------- -----------------------------------------
Electronic components capacitor,       Guangzhou Saibo Electronic Ltd.,
Nylon belt                             Guangzhou City
-------------------------------------- -----------------------------------------
Cold board, Tri-angle Iron,            Shunde Lecong Steel Trading Ltd. No 30
Flat iron                              Sales Department, Shunde City
-------------------------------------- -----------------------------------------
Easy Fusibility annulus                Guangzhou Non-Ferrouse Metal Research and
                                       Development Institution, Guangzhou City
-------------------------------------- -----------------------------------------
Brass board, Bronze                    Nanhai Lianxing Jinhua Hardware
                                       Manufacture, Nanhai City
-------------------------------------- -----------------------------------------
Paint spray                            Zhongshan Kede Paint Manufacture,
                                       Zhongshan City
-------------------------------------- -----------------------------------------
Cylindric plug                         Shunde Yongchang Hardware Manufacture,
                                       Shunde City
-------------------------------------- -----------------------------------------
Slide                                  Foshan Lanshi Electrical Equipment Co.,
                                       Foshan City
-------------------------------------- -----------------------------------------
Timber                                 Shunde Lunjiao Jielong Furniture
                                       Manufacture, Shunde City
-------------------------------------- -----------------------------------------


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

In China, all public telephone communication is coordinated by the government's Ministry of Information and Industry, formerly known as the Ministry of Post and Telecommunications, through a series of municipal ministry agencies. There are no private telephone service providers. Additionally, other national ministries maintain their own separate telephone communication networks.

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

Nationwide, there are 50 companies in China licensed to produce telephone distribution switching equipment. Competitors compete chiefly on the basis of price and technological capabilities. Thirty-six of the 50 companies licensed by the government to produce and sell telephone distribution frames in China are approved by the government in China to be suppliers, one of which is our Telecommunications Division. Of these 36 companies, the four largest competitors have a combined market share of 50%. Our Telecommunications Division has an approximately 6% market share according to the China Telecommunication Industry Annual Report for the period from 2000 to 2003 published by the Ministry of Post and Telecommunications. Our Telecommunications Division had a 2.8% market share in 2004.

PRODUCT RESEARCH AND DEVELOPMENT

From January 1999 to December 2001, we conducted research and development in the proposed products summarized below. During 2002, our Telecommunications Division tested these products internally. This testing continued through 2003. We did not perform any testing in 2004. To date, we have not decided whether we will bring any of these products to market.

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

OPTICAL SWITCHING COMPONENTS

Our Telecommunications Division is involved in a number of research and development projects concerning the production of component parts of optical switching telephone main distribution frames. At present, our telecommunications division does not possess the technology to produce optical switching components or optical switching telephone main distribution frames.

CONFERENCE LANGUAGE INTERPRETATION SYSTEM

Our Telecommunications Division is in its advanced stages of research, development, and testing of equipment suitable for multi-lingual conference communication, and audience response tabulation. This product is based on existing  switching  component  technologies  and is  capable  of  five-language channel simultaneous communication, audience voting tabulation, and five-category multi-choice response tabulation. The product utilizes touch pad technology and is capable of visually communicating information on each audience member's screen. There are two versions of this machine in the testing phase: one intended for audience sizes from 1-100 persons and the other intended for audience sizes from 101-400 persons. The results of these tests have been very favorable with the results of the smaller unit showing slightly fewer required modifications than the larger unit. We are proceeding with on going testing and modification of both units.

Our Telecommunications Division spent the following funds for research and development purposes:

     o    2001 - RMB 80,000 or approximately US$9,638

     o    2002 - RMB 0 or US$0

     o    2003 - RMB 520,000 or approximately US$62,920

     o    2004 - RMB 0 or approximately US$0

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

NUMBER OF EMPLOYEES

As of December 31, 2004, we had approximately 27 full-time employees, consisting of 13 managers and 14 staff.

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

     TELECOMMUNICATIONS - China agreed to drop geographic restrictions on imports of pagers, mobile/cellular phones and domestic wire-line services within six years of entry into the WTO. China allowed up to 49 percent foreign ownership of all services and 51 percent foreign ownership for value added and paging services within four years of entry.

     BANKING - China agreed to allow foreign banks to conduct business in local currency from 2002.

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

An increase in the number of network operators could bring more business opportunities to domestic equipment manufacturers. Lower tariffs on telecom equipment could have a limited impact as domestic makers do not count on protection from high tariffs.

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

     o    Equity Joint Venture;

     o    Cooperative or contract Joint Venture; and

     o    Wholly Foreign-Owned Enterprise.

Each of these investment vehicles is known as a Foreign Invested Enterprise. The applicable legal framework for the establishment and continuation of Foreign Invested Enterprise laws is as follows:

----------------------------- --------------------------------------------------
GENERAL                       People's Republic of China Foreign Economic
                              Contract Law
----------------------------- --------------------------------------------------
ACCOUNTING                    People's Republic of China Accounting Law Laws
                              Concerning Enterprises with Foreign Investments
                              The General Accounting Standard for Enterprises
                              The Specific Accounting Standards
----------------------------- --------------------------------------------------
EQUITY JOINT VENTURE          People's Republic of China Sino-Foreign Equity
                              Joint Venture Law People's Republic of China
                              Sino-Foreign Equity Joint Venture Law Implementing
                              Regulations
----------------------------- --------------------------------------------------
COOPERATIVE VENTURE           People's Republic of China Sino-Foreign
                              Cooperative Joint Venture Law Detailed Rules for
                              the Implementation of the People's Republic of
                              China Sino-Foreign Cooperative Joint Venture Law
                              Regulations
----------------------------- --------------------------------------------------
WHOLLY FOREIGN-OWNED          People's Republic of China Wholly Foreign-Owned
ENTERPRISE                    Enterprise Law Implementing Rules of the Wholly
                              Foreign-Owned Enterprise Law Interpretations on
                              Various Provisions Concerning the Implementing
                              Rules of the Wholly Foreign-Owned Enterprise Law
----------------------------- --------------------------------------------------

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

Article 10 of the People's Republic of China Sino-Foreign Equity Joint Venture Law allows the net profit that a foreign investor receives as its share of the Foreign Investment Equity Joint Venture profit to be "remitted abroad in accordance with foreign exchange control regulations...." Logistically, when the statutory funds are allocated in accordance with Article 43, and any loans are repaid by the joint venture in accordance with the terms thereof and the after-tax profits of the joint venture are distributed based upon the ratio of each party's registered capital. The profits are decided by the board of directors, whether for distribution or for the expansion of the joint venture's business; provided, however, that where profits are used for expansion, the board of directors is required to distribute the profits that are available for distribution in an amount sufficient to enable each party to pay the tax liabilities, if any, that they each may incur with respect to the joint venture's profits.

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

Because the four Chinese businesses are controlled foreign corporations, for U.S. federal income tax purposes, we may be required to include in our gross income for U.S. tax purposes:

     o Those companies' "Subpart F" income, which includes certain passive income and income from certain transactions with related persons, whether or not this income is distributed to it; and

     o    Increases  in those  companies'  earnings  invested  in  certain  U.S.
          property.

Based on the current and expected income, assets, and operations of the four Chinese businesses, we believe that it will not have significant U.S. federal income tax consequences under the controlled foreign corporation rules.

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

The separate allocation to each of the Statutory Surplus Reserve Funds are either pre-set in the articles of association or joint venture contracts, or can be determined by the board of directors of each entity. In Foreign Invested Enterprises, the directors determine the separate allocations on an annual basis. The total allocations to the Surplus Funds required as a percentage of net profits after income tax is not set by regulations for Foreign Invested Enterprise joint ventures and is to be determined by the directors on an annual basis. The allocations for each fund are recorded differently on the Foreign Invested Enterprise financial statements. The reserve fund, enterprise expansion fund and statutory public welfare fund are shown on the balance sheets as part of owners' equity.

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

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our telephone communications manufacturing company's operations.

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

REPORTS TO SECURITY HOLDERS

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov.

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

     o    One 500-bed employee dormitory;

     o    5 full service restaurants (1,500 person capacity);

     o    1 buffet coffee shop (50 person capacity)

     o    1 lobby bar (25 person capacity);

     o    1 nightclub (334 person capacity);

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

     o    One 200-bed employee dormitory;

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

     o    1 warehouse

     o    50 sets of mechanical processing equipment

     o    150 sets of various mold and pressure tools

     o    40 kinds of testing and inspection equipment

     o    3 production lines

OUR YI WAN BEIJING HOTEL MANAGEMENT DIVISION'S FACILITIES

Our Yi Wan Beijing Hotel Management Ltd. Division's facilities are located in Xicheng District, Beijing city at No. 137 of Xi-zhi Men Wai Avenue. The total space for the restaurant is 429 square meters, which includes two VIP rooms and one saloon, with a total occupancy of 180 people.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to or aware of any pending or threatened legal lawsuits or other legal actions against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock became quoted on the OTC Bulletin Board on September 10, 2002. Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter for the last two fiscal years as quoted on the OTC Bulletin Board. Our common stock is quoted under the symbol "YIWA". The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     -------------------------------    ---------------    ---------------
                                              LOW               HIGH
     -------------------------------    ---------------    ---------------
                  2004
     -------------------------------    ---------------    ---------------
     Fourth Quarter                          $0.56              $1.05
     -------------------------------    ---------------    ---------------
     Third Quarter                           $0.65              $1.50
     -------------------------------    ---------------    ---------------
     Second Quarter                          $1.20              $2.85
     -------------------------------    ---------------    ---------------
     First Quarter                           $1.75              $5.50
     -------------------------------    ---------------    ---------------


     -------------------------------    ---------------    ---------------
                  2003
     -------------------------------    ---------------    ---------------
     Fourth Quarter                          $0.40              $9.00
     -------------------------------    ---------------    ---------------
     Third Quarter                           $0.15              $1.50
     -------------------------------    ---------------    ---------------
     Second Quarter                          $0.10              $0.15
     -------------------------------    ---------------    ---------------
     First Quarter                           $0.01              $2.25
     -------------------------------    ---------------    ---------------

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

HOLDERS OF RECORD

As of April 12, 2005, there were 16,861,250 shares of common stock outstanding, which were held of record by 50 stockholders.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

--------------------------- -------------------------- ------------------------- --------------------------
Plan Category               Number of securities to    Weighted-average          Number of securities
                            be issued upon exercise    exercise price of         remaining available for
                            of outstanding options,    outstanding options,      future issuance under
                            warrants and rights        warrants and rights       equity compensation plans
--------------------------- -------------------------- ------------------------- --------------------------
Equity compensation plans            None                       - - -                       None
approved by security
holders
--------------------------- -------------------------- ------------------------- --------------------------
Equity compensation plans         325,000 (1)                   - - -                    470,000 (2)
not approved by security           30,000 (2)
holders
--------------------------- -------------------------- ------------------------- --------------------------
Total                             355,000                       - - -                    470,000
--------------------------- -------------------------- ------------------------- --------------------------

----------------------
(1) In April 2004 and June 2004, our board of directors approved agreements with Stanley Wunderlich and Yale Yu for their consulting services. The Agreements both provide that Mr. Wunderlich and Mr. Wu will provide business and financial consulting services to the Company including rendering advice, consultation, information and services regarding marketing and general financial and business matters including, but not limited to, mergers and acquisitions, strategic alliances and such others as the Company shall from time to time request. Pursuant to Mr. Wunderlich's consulting agreement, dated on or about April 15, 2004, the Company issued to Mr. Wunderlich 125,000 shares of its common stock in exchange for his consulting services. Pursuant to Mr. Yu's consulting agreement, dated on or about June 15, 2004, the Company issued to Mr. Yu 200,000 shares of its common stock in exchange for his consulting services.

(2) In December 2004, our board of directors approved the 2004 Consultant Stock Plan (the "Plan") for the issuance of our common stock to persons who provide consulting services to the Company. The board of directors or a committee appointed by the board has full, final and sole authority to designate eligible persons, grant awards, interpret the Plan, and designate its authority in relation to the plan to directors who are executive officers of the Company subject to restrictions as the Plan committee or the board may decide to impose on such delegate directors. The maximum number of shares that may be issued under the Plan is 500,000 shares of our common stock. In December 2004, the Company issued 30,000 shares to a consultant for legal services rendered under the Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We had no unregistered securities issuances during our fiscal years ended 2004, 2003 and 2002.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements contained elsewhere in this prospectus. They present the results of operations from January 1, 2000 through December 31, 2004.

I.   OVERVIEW

As of December 31, 2004 we have three operating units, each producing different products and services:

o Our two hotel divisions provide up-scale lodging, food and beverage, entertainment, and conference and meeting facility services.

o Our Telecommunications Division produces digital and analog telephone network main distribution frames and their component parts.

o Our variable interest entity YI WAN BEIJING is a restaurant management company serving Hong Kong style fast foods and is located in the city of Beijing, People's Republic of China.

All of our operating units are located in the People's Republic of China.

II.  RESULTS OF OPERATIONS

The following selected financial data with respect to our consolidated statements of operations for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and consolidated balance sheets as of December 31, 2000, 2001, 2002, 2003 and 2004 are derived from the audited consolidated financial statements of the Company. The following information should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K.

                       YI WAN GROUP. INC. AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS

                                      Combined     Consolidated   Consolidated   Consolidated   Consolidated
                                    December 31,   December 31,   December 31,   December 31,   December 31,
                                        2000           2001           2002           2003           2004
                                    ------------   ------------   ------------   ------------   ------------
                                         USD            USD            USD            USD            USD
                                    ------------   ------------   ------------   ------------   ------------
Net Sales                             14,070,568     12,122,239     13,901,421     12,495,189     11,216,720
Cost of Sales                          5,416,003      4,421,636      5,134,589      4,772,291      4,163,352
Gross profit                           8,654,565      7,700,603      8,766,832      7,722,898      7,053,368
Operating Expenses                     4,068,658      4,043,937      5,087,303      4,371,566      5,080,471
Income From Operations                 4,585,907      3,656,666      3,679,529      3,351,332      1,972,897
Other Income (Expense)                    57,592         18,560         28,432       (460,559)      (235,807)
Net Income                             3,361,253      2,530,779      1,086,438      1,662,345        691,369
Earnings per share                          0.21           0.16           0.06           0.10           0.04

BALANCE SHEET
                                    December 31,   December 31,   December 31,   December 31,   December 31,
                                        2000           2001           2002           2003           2004
                                    ------------   ------------   ------------   ------------   ------------
                                         USD            USD            USD            USD            USD
                                    ------------   ------------   ------------   ------------   ------------
ASSETS

Total Current Assets                   5,838,988      5,608,102      6,938,058      9,146,425      7,886,022
Other Assets                          23,713,156     22,412,040     21,244,171     20,523,765     22,345,696
Total Assets                          29,552,144     28,020,142     28,182,229     29,670,190     30,231,718

LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts Payable & Accrued
  Liabilities                          3,567,913      3,453,778      3,795,717      3,814,708      2,901,303
  Payable to Stockholders/other       10,114,002      5,950,739      4,847,082      4,932,273      4,932,273
  Total Current Liabilities           13,681,915      9,404,517      8,642,799      8,746,981      7,833,576

Long Term Liabilities:

Total Liabilities                     13,681,915      9,404,517      8,746,981      8,428,143      7,833,576

Total Stockholder's Equity            14,609,796     17,151,131     17,730,938     19,398,849     20,374,142

Total Liabilities and
Stockholder Equity                    29,552,144     28,020,142     28,182,229     29,670,190     30,231,718

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

GENERAL

Yi Wan Group operates two lines of businesses, a hotel & restaurant business and a telecommunications business, through ownership of three Chinese business entities. We own a 90% interest in Jiaozuo Yi Wan Hotel Company Limited, an 80% interest in Qinyang Yi Wan Hotel Company Limited, and a 100% interest in Shun De Yi Wan Communications Equipment Plant Co., Ltd.

Our hotel & restaurant business consists of the operation and management of an upscale hotel conference and entertainment facility in Jiaozuo City, Henan province and in the City of Qinyang. This business line focuses on providing lodging, food and beverage, entertainment, and conference and meeting products and services. Recent efforts are focused on expanding the food and beverage business which we think can generate higher profit margins.

Our telecommunications business focuses on designing and manufacturing telephone network switching component parts for use in telephone main distribution frames, and manufacturing and selling assembled telephone main distribution frames. A telephone main distribution frame connects a company's or an individual's internal telephone system to the telephone company's external lines. Our telecommunications business' initial design and production efforts focused on developing analog switching component parts and the manufacture of a series of analog main distribution frames.

In order to expand our restaurant and food services and still be in compliance with the regulations of the People's Republic of China ("PRC") with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. ("Yi Wan Beijing"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing ("Yi Wan Beijing Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB100,000 to the Yi Wan Beijing Interest Holders which was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company. The restaurant managed by Yi Wan Beijing serves Hong Kong style fast foods and is located in the city of Beijing, PRC.

Through our Jiaozuo Yi Wan Hotel company, we have made an investment to set up a luxury restaurant in Zhengzhou City, the capital of Henan Province, PRC. To comply with the PRC's regulations with respect to ownership of food and restaurant services, the Company will set up a variable interest entity with the same structure as Yi Wan Beijing that will legally own and operate this restaurant.

RESULTS OF OPERATIONS

Presented below are the Company's consolidated statements of operations for the years ended December 31, 2004 and 2003:

                                                       2004            2003
                                                   ------------    ------------

NET SALES                                          $ 11,216,720    $ 12,495,189

COST OF SALES                                         4,163,352       4,772,291
                                                   ------------    ------------
GROSS PROFIT                                          7,053,368       7,722,898

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          5,080,471       4,371,566
                                                   ------------    ------------
INCOME FROM OPERATIONS                                1,972,897       3,351,332
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                      147,326          25,023
   Other income (expense)                              (383,133)       (485,582)
                                                   ------------    ------------
        Total other income (expense)                   (235,807)       (460,559)
                                                   ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES AND MINORITY INTEREST      1,737,090       2,890,773

PROVISION FOR INCOME TAXES                              865,137       1,155,961
                                                   ------------    ------------
INCOME BEFORE MINORITY INTEREST                         871,953       1,734,812

MINORITY INTEREST                                      (180,802)       (138,888)
                                                   ------------    ------------
NET INCOME                                              691,151       1,595,924

OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment                  218          66,421
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $    691,369    $  1,662,345
                                                   ============    ============

EARNINGS PER SHARE, BASIC AND DILUTED              $       0.04    $       0.10

WEIGHTED AVERAGE NUMBER OF SHARES                    16,672,140      16,506,250
                                                   ============    ============


As of December 31, 2004, we had $3,280,289 of retained earnings. As of December 31, 2004, we had cash of $5,173,440 and total shareholders' equity of $20,374,142. For the year ended December 31, 2004, we had revenues of $ 11,216,720 and general administrative and sales expenses of $5,080,471.

CONSOLIDATED RESULTS

(1) SALES. Consolidated sales decreased by $ 1,278,469, or approximately 10.23%, from $12,495,189 for the year ended December 31, 2003 to $11,216,720 for the years ended December 31, 2004. The 10% decrease was a direct result of a decrease in sales to our telecommunications business of $1,937,159, which was partially offset by an increase in sales in our hotel and restaurant business. The reasons for the decrease in sales related to our telecommunications business are: (1) our telecommunication business has not yet been successful in developing new products to bring to the market; and (2) a highly competitive industry. We are in the process of evaluating our future business plan for our telecommunications business. In addition, we are currently focusing more of our efforts in developing and promoting the hotel and restaurant business.

(2) COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $608,939 from 4,772,291 for the year ended December 31, 2003 to $ 4,163,352 for the year ended December 31, 2004. Cost of goods sold as a percentage of sales decreased by 1.08%, from 38.19% for the year ended December 31, 2003 to 37.12% for the year ended December 31, 2004. The decrease in cost of sales was due to a decrease in our cost of raw materials in our hotel and restaurant business due to a decrease in prices for meat, eggs, vegetables and rice in comparison to last year's prices. In addition, the downsizing of operational production and failure to launch new products in the telecommunication sector in the fourth quarter also contributed to the decrease in cost of sales.

(3) GROSS PROFIT. Consolidated gross profit decreased by $669,530 from $7,722,898 for the year ended December 31, 2003 to $7,053,368 for the year ended December 31, 2004. Gross profit as a percentage of sales increased by 1.08%, from 61.81% for the year ended December 31, 2003 to 62.88% for the year ended December 31, 2004. This increase in gross profit as a percentage of sales was the result of the decreased cost of materials as discussed above.

(4) SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $708,905 from $ 4,371,566 for the year ended December 31, 2003 to $5,080,471 for the year ended December 31, 2004. The selling and administrative expenses as a percentage of sales increased by 10.31% from 34.99% for the year ended December 31, 2003 to 45.29% for the year ended December 31, 2004. For the Hotel and Food segment, the increase in selling and administrative expenses as a percentage of sales is attributed to an increase in corporate expenses such as water, fuel, electricity and promotion cost. The increase in lease expense was caused by the leasing of restaurant space by YI WAN BEIJING, which began its operation in July 2004. The increase in salaries and employee benefits was caused by the downsizing of the telecommunication segment, in which severance packages were provided to the laid-off employees.

(5) NET INCOME. Consolidated net income decreased by $904,773, or approximately 56.69%, from $1,595,924 for the year ended December 31, 2003 to $691,151 for the year ended December 31, 2004. The decrease was mainly due to: (1) a decrease in sales and increase in expenses related to our telecommunications business; and
(2) an increase in start up costs in the YI WAN BEIJING restaurant business.

SEGMENTED RESULTS

(1) SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel and Restaurant Business: Sales increased by $658,690, or approximately 7.15%, from $9,216,576 for the year ended December 31, 2003 to $9,875,266 for the year ended December 31, 2004. The increase was a result of a new management team and an improvement in marketing strategies, such as offering discount cards which can be used for various discounts in the restaurants, sauna and night club, as well as for room discounts.

     Telecommunications Business: Sales decreased by $1,937,159, or approximately 59.08%, from $3,278,613 for the year ended December 31, 2003 to $1,341,454 for the year ended December 31, 2004. This decrease was a direct result of (1) our telecommunication operation being unsuccessful in developing new products to bring to the market, and (2) a highly competitive industry. We are in the process of evaluating our future plans for this business.

(2) COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel and Restaurant Business: Cost of goods sold increased by $294,995, from $2,939,163 for the year ended December 31, 2003 to $3,234,158 for the year ended December 31, 2004. Cost of goods sold as a percentage of sales increased by 0.86%, from 31.89% for the year ended December 31, 2003 to 32.75% for the year ended December 31, 2004. The increase is attributed to an increase in our cost of raw material due to an increase in prices for meat, eggs, vegetables and rice in comparison to last year's prices. In addition, due to the positive response to our discount cards in 2003, we have offered more discount cards to customers in 2004 for use in the restaurants, sauna and nightclub as well as for guest rooms.

     Telecommunications Business: Cost of goods sold decreased by $903,934 from $1,833,128 for the year ended December 31, 2003 to $929,194 for the year ended December 31, 2004. Such decrease was due to the downsizing of production in the fourth quarter of 2004 caused by the business downturn. However, cost of goods sold as a percentage of sales increased to 69.27% for the year ended December 31, 2004 from 55.91% for the year ended December 31, 2003. The increase in cost of goods sold as a percentage of sales was a result of an increase in the unit cost of raw materials and a decrease in unit sales price of the products in 2004 as compared to 2003.

(3) GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

     Hotel and Restaurant Business: Gross profit increased by $363,695 from $6,277,413 for the year ended December 31, 2003 to $6,641,108 for the year ended December 31, 2004. As a percentage of sales, gross profit decreased from 68.11% for the year ended December 31, 2003 to 67.25% for the year ended December 31, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of goods sold and increased promotional discounts as explained above.

     Telecommunications Business: Gross profit decreased by $1,033,225 from $1,445,485 for the year ended December 31, 2003 to $412,260 for the year ended December 31, 2004. As a percentage of sales, gross profit decreased from 44.09% for the year ended December 31, 2003 to 30.73% for the year ended December 31, 2004. The decrease in gross profit as a percentage of sales was due to an increase in the cost of materials and a decrease in sales.

(4) SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

     Hotel and Restaurant Business: Selling and administrative expenses increased by $379,530 from $3,699,563 for the year ended December 31, 2003 to $4,079,093 for the year ended December 31, 2004. Selling and administrative expenses as a percentage of sales increased to 41.31% for the year ended December 31, 2004 from 40.14% for the year ended December 31, 2003. This increase was a result of increases in various expenses including the start-up costs of YI WAN BEIJING, salaries and employee benefits, electricity and show expenses for the new performance center.

     Telecommunications Business: Selling and administrative expenses decreased by $195,014 from $672,003 for the year ended December 31, 2003 to $476,989 for the year ended December 31, 2004. Selling and administrative expenses as a percentage of sales increased to 35.56% for the year ended December 31, 2004 as compared to 20.50% for the year ended December 31, 2003. The increase in selling and administrative expenses as a percentage of sales was a result of a decrease in sales.

(5) NET INCOME. An itemization of each operating unit's data and further explanations of significant changes are as follows:

     Hotel and Restaurant Business: Net income increased by $218,486 from $1,239,668 or 13.45% of sales for the year ended December 31, 2003 to $1,458,154 or 14.77% of sales for the year ended December 31, 2004. The increase as a percentage of sales was a result of a new management team and newly applied marketing strategies.

     Telecommunications Business: Net income decreased by $556,956, from $495,144 for the year ended December 31, 2003 to a net loss of $61,812 for the year ended December 31, 2004. The decrease was a result of a decrease in sales and an increase in the unit cost of raw materials, as explained in the above paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, net cash provided by operating activities was $3,268,023, net cash used in investing activities was $1,412,994, and net cash used in financing activities was $47,431.

As of December 31, 2003, net cash provided by operating activities was $2,599,614, net cash used in investing activities was $1,350,872, and net cash used in financing activities was $18,054.

Net cash provided by operating activities increased by $668,409 from $2,599,614 for the year ended December 31, 2003 to $3,268,023 for the year ended December 31, 2004, representing a increase of approximately 25.7%. The increase was mainly due to: (1) a decrease in temporary loan related to related parties; and
(2) an increase in net withdrawal of account receivables.

Net cash used in investing activities increased by $62,122 to $(1,412,994) for the year ended December 31, 2004, representing a 4.6% increase compared with the $(1,350,872) net cash used for the same period ended in 2003. The increase was due to our investment in a new restaurant of $847,000 partially offset by a decrease in spending on equipment upgrades and an increase in proceeds from sales of equipments.

Net cash used in financing activities increased by $29,377 to $(47,431) for the year ended December 31, 2004, representing a 162.7% increase, compared to $(18,054) net cash used for the same period in 2003. The increase was primarily due to the increases in payments to a shareholder and notes payable partially offset by an increase of paid-in capital of YI WAN BEIJING.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of our Hotel and Telecommunications Divisions' existing business model in China and general overhead and personnel related expenses to support these activities; (2) continued promotional activities pertaining to our attempt to increase hotel related revenues; (3) the development costs of our hotel operations in China; (4) the payment of cash contributions to the joint ventures under the joint venture agreements; and (5) payments due to the former equity owners of our subsidiaries. We do not have any material commitments for capital expenditures as of December 31, 2004. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2004 year. Our Jiaozuo Yi Wan hotel expects to open one restaurant in Zhengzhou City and one restaurant in Beijing under our "Yi Wan" brand over the next three years. Our Yi Wan Beijing Hotel Management Co., Ltd. expects to open four or six restaurants under our new "Diyikou" brand fast-food chain in Beijing and Shanghai over the next five years.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for the Hotel and Restaurant business and Telecommunications business came from shareholders' contributions and are as follows: Hotel and Restaurant business: $11,960,000; and Telecommunications business: $1,580,000. No bank loans were obtained for the Hotel and Restaurant or Telecommunications businesses. We have made capital contributions to our subsidiaries and met the capital registration requirements. An investment requirement we have yet to meet is the $4,932,273 due to joint venture's former partners. The balance is to be funded from the profits generated from the operations of the subsidiaries and, if necessary, equity financing. There is no assurance, however, that equity financing can be obtained for the above purposes. The joint venture's former partners extended the September 2004 payment date to September 2005 for capital contributions. We intend to fund the hotel and restaurant's capital improvements from the positive cash flow generated from hotel operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

REORGANIZATION OF OPERATION OF RESTAURANT BUSINESS

In order to expand our restaurant and food services and still be in compliance with the regulations of the People's Republic of China ("PRC") with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. ("Yi Wan Beijing"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing ("Yi Wan Beijing Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB100,000 to the Yi Wan Beijing Interest Holders which was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further, the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing
Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

CONTRACTUAL OBLIGATIONS

Table of Contractual Obligations

--------------------------------------- -------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                        PAYMENT DUE BY PERIOD
--------------------------------------- -------------------------------------------------------
                                                     LESS THAN     1-3        3-5     MORE THAN
                                           TOTAL      1 YEAR      YEARS      YEARS     5 YEARS
--------------------------------------- -----------  ---------  ---------  ---------  ---------
Long-Term Debt Obligations                 None             --         --         --         --
--------------------------------------- -----------  ---------  ---------  ---------  ---------
Capital Lease Obligations                  None             --         --         --         --
--------------------------------------- -----------  ---------  ---------  ---------  ---------
Operating Lease Obligations                1         $ 127,711  $ 383,133  $ 138,354         --
--------------------------------------- -----------  ---------  ---------  ---------  ---------
Purchase Obligations                       None             --         --         --         --
--------------------------------------- -----------  ---------  ---------  ---------  ---------
Other Long-Term Liabilities Reflected      None             --         --         --         --
on the Registrant's Balance Sheet
under GAAP
--------------------------------------- -----------  ---------  ---------  ---------  ---------
Total                                      1         $ 127,711  $ 383,133  $ 138,354         --
--------------------------------------- -----------  ---------  ---------  ---------  ---------

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Yi Wan Group, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Yi Wan Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and other comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting for a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Yi Wan Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

March 21, 2005
Walnut, California

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003


                                     ASSETS
                                                          2004          2003
                                                      -----------   -----------

CURRENT ASSETS:
  Cash                                                $ 5,173,440   $ 3,365,842
  Accounts receivable, net of allowance for
    doubtful accounts of $4,600 and $8,104
    at December 31, 2004 and 2003, respectively           921,920     1,612,710
  Due from related parties                              1,366,789     3,599,133
  Inventories                                             354,206       513,432
  Prepaid expenses                                         69,667        55,308
                                                      -----------   -----------
     Total current assets                               7,886,022     9,146,425
                                                      -----------   -----------
BUILDINGS, EQUIPMENT AND AUTOMOBILES, net              17,107,229    18,002,661
                                                      -----------   -----------
OTHER ASSETS:
  Intangible asset, net                                 1,540,683     1,590,561
  Equipment held for sale                                 258,359       529,750
  Deposits                                                 33,680            --
  Deferred tax asset                                           --        31,718
  Other non-current assets                                235,745       369,075
  Due from related parties                              2,323,000            --
  Restaurant investment                                   847,000            --
                                                      -----------   -----------
     Total other assets                                 5,238,467     2,521,104
                                                      -----------   -----------
        Total assets                                  $30,231,718   $29,670,190
                                                      ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $   211,574   $   327,862
  Accounts payable - related party                             --        56,540
  Accrued liabilities                                     734,784       733,261
  Wage and benefits payable                               196,852       301,815
  Sales tax payable                                       889,351       873,208
  Income taxes payable                                    774,420     1,049,331
  Due to shareholders                                      58,715        89,044
  Due to prior owners of joint ventures                 4,932,273     4,932,273
  Notes payable                                            35,607        64,809
                                                      -----------   -----------
        Total current liabilities                       7,833,576     8,428,143
                                                      -----------   -----------
MINORITY INTEREST                                       2,024,000     1,843,198
                                                      -----------   -----------
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 50,000,000
    shares authorized, 16,861,250 and
    16,506,250 shares issued and outstanding,
    respectively                                           10,078        10,078
  Paid-in-capital                                       5,575,188     5,115,222
  Statutory reserves                                   11,371,353    10,655,821
  Retained earnings                                     3,280,289     3,480,712
  Accumulated other comprehensive income                  137,234       137,016
                                                      -----------   -----------
     Total shareholders' equity                        20,374,142    19,398,849
                                                      -----------   -----------
       Total liabilities and shareholders' equity     $30,231,718   $29,670,190
                                                      ===========   ===========


         The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004          2003
                                                      -----------   -----------

NET SALES                                             $11,216,720   $12,495,189

COST OF SALES                                           4,163,352     4,772,291
                                                      -----------   -----------
GROSS PROFIT                                            7,053,368     7,722,898

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES           5,080,471     4,371,566
                                                      -----------   -----------
INCOME FROM OPERATIONS                                  1,972,897     3,351,332
                                                      -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income                                         147,326        25,023
  Other income (expense)                                 (383,133)     (485,582)
                                                      -----------   -----------
        Total other (expense), net                       (235,807)     (460,559)
                                                      -----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES AND
  MINORITY INTEREST                                     1,737,090     2,890,773

PROVISION FOR INCOME TAXES                                865,137     1,155,961
                                                      -----------   -----------
INCOME BEFORE MINORITY INTEREST                           871,953     1,734,812

MINORITY INTEREST                                        (180,802)     (138,888)
                                                      -----------   -----------
NET INCOME                                                691,151     1,595,924

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustment                     218        66,421
                                                      -----------   -----------
COMPREHENSIVE INCOME                                  $   691,369   $ 1,662,345
                                                      ===========   ===========
EARNINGS PER SHARE, BASIC AND DILUTED                 $      0.04   $      0.10
                                                      ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES                      16,672,140    16,506,250
                                                      ===========   ===========


         The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                          Accumulated
                                                                                                             other
                                                                                                            compre-
                                     Number        Common         Paid-in      Statutory     Retained       hensive
                                    of shares      stock          capital      reserves      earnings       income         Totals
                                   ----------    -----------    -----------   -----------   -----------   -----------   -----------
BALANCE, January 1, 2003           16,506,250    $    10,078    $ 5,109,656   $ 9,630,799   $ 2,909,810   $    70,595   $17,730,938
  Net income                                                                                  1,595,924                   1,595,924
  Additions to paid-in-capital
    (land use right)                                                  5,566                                                   5,566
  Adjustment to statutory
    reserves                                                                    1,025,022     (1,025,022)                        --
  Foreign currency translation
    adjustments                                                                                                66,421        66,421
                                   ----------    -----------    -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 2003         16,506,250         10,078      5,115,222    10,655,821     3,480,712       137,016    19,398,849
  Net income                                                                                    691,151                     691,151
  Additions to paid-in-capital
    (land use right)                                                  5,566                                                   5,566
  Registered capital of Yi Wan
    Beijing                                                          12,100                                                  12,100
  Stock issued for future
    services                          325,000                       422,500                                                 422,500
  Deferred charge for future
    services                                                                                   (176,042)                   (176,042)
  Stock issued for consultant
    services                           30,000                        19,800                                                  19,800
  Adjustment to statutory
    reserves                                                                      715,532      (715,532)                         --
  Foreign currency translation
    adjustments                                                                                                   218           218
                                   ----------    -----------    -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 2004         16,861,250    $    10,078    $ 5,575,188   $11,371,353   $ 3,280,289   $   137,234   $20,374,142
                                   ==========    ===========    ===========   ===========   ===========   ===========   ===========


         The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004          2003
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   691,151   $ 1,595,924
  Adjustments to reconcile net income to cash
     provided by operating activities:
       Minority interest                                  180,802       138,888
       Depreciation                                     1,388,156     1,456,348
       Amortization                                        49,878        45,397
       Amortization of consulting services                246,458            --
       Loss on equipment disposals                        115,697       493,157
       Write down of equipment held for sale              202,344            --
       Land use right                                       5,566         5,566
       Deferred tax assets                                 31,718       150,326
       Non-cash stock issuance for consulting
         and legal fees                                    19,800            --
       Translation adjustment                                 218        66,421
       (Increase) decrease in assets:
         Accounts receivable                              690,790      (328,055)
         Due from related parties                         (90,656)   (1,912,629)
         Inventories                                      159,226        54,619
         Prepaid expenses                                 (14,359)      (10,482)
         Deposits                                         (33,680)           --
         Note receivable                                       --     1,217,579
         Other non-current assets                         159,950       (73,950)
       Increase (decrease) in liabilities
         Accounts payable                                (116,288)      (42,239)
         Accounts payable - related party                 (56,540)      (30,877)
         Accrued liabilities                                1,523       (30,048)
         Wages and benefits payable                      (104,963)       36,235
         Sales tax payable                                 16,143        (2,302)
         Income taxes payable                            (274,911)     (230,264)
                                                      -----------   -----------
     Net cash provided by operating activities          3,268,023     2,599,614
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                          10,636         3,756
  Purchase of buildings, equipment and automobiles       (576,630)   (1,354,628)
  Restaurant investment                                  (847,000)           --
                                                      -----------   -----------
     Net cash used in investing activities             (1,412,994)   (1,350,872)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase to paid in capital (Yi Wan Beijing)             12,100            --
  (Payments to) borrowings from shareholders              (30,329)          244
  Repayments on notes payable                             (29,202)      (18,298)
                                                      -----------   -----------
     Net cash used in financing activities                (47,431)      (18,054)
                                                      -----------   -----------
INCREASE IN CASH                                        1,807,598     1,230,688

CASH, beginning of year                                 3,365,842     2,135,154
                                                      -----------   -----------
CASH, end of year                                     $ 5,173,440   $ 3,365,842
                                                      ===========   ===========

         The accompanying notes are an integral part of this statement.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The People's Republic of China (PRC) regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC in which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand the Company's restaurant and food services and still be in compliance with these regulations, in July 2004, the Company established YI WAN BEIJING Hotel Management Co., Ltd. (YI WAN BEIJING), a variable interest entity, through two designated shareholders (Mr. Cheng Wan Ming is the Company's president and Chairman of the Board and Mr. Chen Wanqing is a member of the Board of Directors of the Company) who are PRC citizens and legally own YI WAN BEIJING ("Yi Wan Beijing Interest Holders") to operate the restaurant business. Pursuant to an Equity Trust Agreement, the Company transferred RMB 100,000 to the YI WAN BEIJING (the" Equity Interests") in trust for the benefit of the Company. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to distribute any and all dividends, distributions or other payments received from YI WAN BEIJING with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to their ownership interest in YI WAN BEIJING. The irrevocable proxies further provide that if such two directors cease to be employees of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company. Yi Wan Group, Inc. is the primary beneficiary of YI WAN BEIJING business operations and qualifies to be consolidated under FIN 46(R).

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

THE REPORTING ENTITY

The financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying financial statements) reflect the activities and financial transactions of its subsidiaries and a variable interest entity, which are as follows:

                                                                      Percentage
                    Subsidiaries                                      Ownership
-----------------------------------------------------------           ----------

Shun De Yi Wan Communication Equipment
  Plant Co., Ltd. (TELECOMMUNICATIONS)                                   100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)                                   90%
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)                                  80%

              Variable interest entity
----------------------------------------------------------
Yi Wan Beijing Hotel Management Co., Ltd. (YI WAN BEIJING)

BASIS OF PRESENTATION

The financial statements represent the activities of Yi Wan Group, Inc. and its subsidiaries and variable interest entity. The consolidated financial statements of YWG include its subsidiaries HOTEL, TELECOMMUNICATIONS, QINYANG and its variable interest entity, YI WAN BEIJING. All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

FOREIGN CURRENCY TRANSLATION

The reporting currency of YWG is US dollar. The Company's foreign subsidiaries use their local currency, Renminbi, as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

FOREIGN CURRENCY TRANSLATION, (CONTINUED)

accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

REVENUE RECOGNITION

The HOTEL's, QINYANG's and YI WAN BEIJING's revenues are recognized when the rooms are occupied or when the guests utilize the services of the hotel and restaurant.

The TELECOMMUNICATIONS recognizes its revenue when the risk of loss for the product sold passes to the customers, which is when goods are installed at the customers' premises and testing of the product is completed and accepted by the customers.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs primarily consist of efforts to develop new products for TELECOMMUNICATIONS.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in selling,  general
and  administrative   expenses  in  the  accompanying   consolidated   financial
statements.

NATURE OF OPERATIONS AND CONCENTRATION OF RISK

The HOTEL is a four-star rated hotel located in the center of downtown of Jiao Zuo City, He Nan Province, People's Republic of China. The Hotel's income sources include income from rooms, restaurants, sauna, and nightclub. The Hotel is a sino-foreign joint venture established under the laws of the People's Republic of China on December 25, 1996. The expiration date of the joint venture is December 18, 2027. The term can be extended or terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. The board of directors is controlled by YWG, with YWG electing six of the seven board members. The operational, management and corporate governance decisions of the board are by a simple majority, except for the revision of the Articles of Association, the increase or assignment of the registered capital, the business combination of the joint venture and, with certain limitations the termination of the joint venture, which require a unanimous vote.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

NATURE OF OPERATIONS AND CONCENTRATION OF RISK, (CONTINUED)

The TELECOMMUNICATIONS is an electronic equipment manufacturer located in Shun De City, Guang Dong Province, in the People's Republic of China. The Company's income sources include income from the manufacturing of communication equipment systems. The Company is a solely foreign funded company established under the laws of the People's Republic of China on June 22, 2000. The expiration date of this agreement and business license is June 22, 2015. The joint venture may be terminated prior to the date of expiration if unanimously decided by the board of directors and approved by the original examination and approval authority. YWG, owning 100% of the equity interests of this company, controls the board of directors. In October 2004, management decided to reevaluate the business strategies of the TELECOMMUNICATIONS. Meanwhile, TELECOMMUNICATIONS downsized its operational work force and placed a hold on purchasing and manufacturing. Production is expected to continue once management decides on a new business plan.

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

YI WAN BEIJING is a restaurant management company established on July 22, 2004 through two designated shareholders of Yi Wan Group, Inc. Yi Wan Group, Inc., owning 100% of the equity interests of YI WAN BEIJING, is the primary beneficiary of this company's business operations and qualifies to be consolidated under FIN 46R. The restaurant managed by YI WAN BEIJING serves Hong Kong style fast foods and is located in the city of Beijing, People's Republic of China. The expiration date of the business license of YI WAN BEIJING is July 22, 2024.

BUILDINGS, EQUIPMENT AND AUTOMOBILES

Buildings, equipment, and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $1,388,156 and $1,456,348 respectively. Estimated useful lives of the assets are as follows:

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

BUILDINGS, EQUIPMENT AND AUTOMOBILES, (CONTINUED)


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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects these assets to be fully recoverable.

Buildings, equipment and automobiles consist of the following at December 31:

                                           2004          2003
                                       -----------   -----------

Buildings and improvements             $22,008,539   $21,603,579
Furniture and equipment                  5,031,988     4,968,773
Automobiles                                246,724       303,234
Construction in progress                    69,504        49,681
                                       -----------   -----------
    Totals                              27,356,755    26,925,267

Less accumulated depreciation           10,249,526     8,922,606
                                       -----------   -----------
  Buildings, equipment and
    automobiles, net                   $17,107,229   $18,002,661
                                       ===========   ===========


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, (CONTINUED)

entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. The Company has adopted the consolidation and disclosure requirements of FIN 46 to include YI WAN BEIJING, a variable interest entity, on its financial statements in 2004.

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

In March 2004, the FASB issued EITF Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired.

In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, (CONTINUED)

freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company's adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

CASH AND CONCENTRATIONS AND RISKS

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People's Republic of China. Total cash in state-owned banks at December 31, 2004 and 2003 amounted to $5,095,153 and $3,365,842, respectively of which no deposits are covered by insurance. YWG has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following at December 31:

                                        2004       2003
                                      --------   --------

HOTEL and QINYANG inventories         $206,473   $210,728
YI WAN BEIJING inventories               2,634         --
TELECOMMUNICATIONS inventories         145,099    302,704
                                      --------   --------
    Total inventories                 $354,206   $513,432
                                      ========   ========


The HOTEL, QINYANG, and YI WAN BEIJING inventories consist of food products, alcohol, beverages and supplies.

The TELECOMMUNICATIONS inventories consist of the following at December 31:

                                        2004       2003
                                      --------   --------

Raw materials                         $ 60,426   $ 80,583
Work in process                         39,527    103,339
Finished goods                          45,146    118,782
                                      --------   --------
    Total inventories                 $145,099   $302,704
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

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

INTANGIBLE ASSETS, (CONTINUED)

The Rights for both hotels have been classified as an intangible asset on the accompanying financial statements and are being amortized using the straight-line method over the life of the Rights. Amortization expense for the years ended December 31, 2004 and 2003 amounted to $49,878 and $45,397, respectively.

In March 1995, one of the shareholders of YWG purchased the land use right for 50 years where the TELECOMMUNICATIONS' operating facilities are located. Neither the title nor the Right has been transferred to TELECOMMUNICATIONS, nor is TELECOMMUNICATIONS being charged for using the land. However, the owner has assigned the Right to TELECOMMUNICATIONS for the remaining years. The original cost of the land use right amounted to $277,800 and is being recognized as an expense annually and as a capital contribution. The Right is being amortized over 50 years and the expense for the years ended December 31, 2004 and 2003 amounted to $5,566 and $5,566, respectively.

INCOME TAXES

YWG uses the asset and liability method which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There were no deferred items as of December 31, 2004 and a deferred tax asset of $31,718 as at December 31, 2003 related to expenses deducted for financial statements purposes but not for tax purposes.

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

YI WAN BEIJING is also subject to a central government income tax at a rate of 30% and 3% provincial government income tax.

The provision for income taxes at December 31 consisted of the following:

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

INCOME TAXES, (CONTINUED)

                                          2004         2003
                                       ----------   ----------

Provision for China Income Tax         $  786,488   $  914,214
Provision for China Local Tax              78,649       91,421
Deferred taxes                                 --      150,326
                                       ----------   ----------
    Total provision for income taxes   $  865,137   $1,155,961
                                       ==========   ==========


Certain revenues of the HOTEL, TELECOMMUNICATIONS, QINYANG, and YI WAN BEIJING operations are subject to sales and cultural taxes ranging from 3% to 10%. This tax is shown as a reduction of sales.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                          2004         2003
                                       ----------   ----------

U.S. Statutory rates                           34%          34%
Foreign income not recognized in U.S.         (34)         (34)
China Income taxes                             33           33
                                       ----------   ----------
      Effective tax rate                       33%          33%
                                       ==========   ==========


EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. There are no differences between Basic and Diluted EPS at December 31, 2004 and 2003. The weighted average number of shares used to calculate EPS for years ended December 31, 2004 (16,672,140) and 2003 (16,506,250) reflect only the shares outstanding for those periods.

Weighted average number of shares outstanding as of December 31, 2004 is computed as follows:

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

EARNINGS PER SHARE, (CONTINUED)

                Dates                     Shares               Weighted -
             Outstanding               Outstanding   Days   Average Shares
-----------------------------------    -----------   ----   ---------------
Year - 2004
-----------------------------------
January 1 - December 31                 16,506,250    365     6,024,781,250
June 30 - December 31                      325,000    184        59,800,000
December 7  - December 31                   30,000     25           750,000
                                                     ----   ---------------
Totals                                                365     6,085,331,250
                                                     ====   ===============

Weighted-average shares - Year 2004                              16,672,140
                                                            ===============


MINORITY INTEREST

Minority interest represents the outside shareholders' 10% ownership of the common stock of Jiao Zuo Yi Wan Hotel Co., Ltd. and 20% of the common stock of Qinyang Yi Wan Hotel Co., Ltd.


NOTE 2 - NOTES PAYABLE

Notes payable represents amounts due to construction contractors. They are due on demand, normally within one year. Notes payable at December 31, consisted of the following:

                                          2004         2003
                                       ----------   ----------
Notes payable to various
  vendors, unsecured, due on
  demand, no interest                  $   35,607   $   64,809
                                       ==========   ==========


NOTE 3 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid amounted to $1,108,494 and $1,235,899 for the years ended December 31, 2004 and 2003, respectively. No interest expense payments were made for the years ended December 31, 2004 and 2003.

NON CASH TRANSACTION

The Company issued 325,000 shares of common stock valued at $422,500 for consulting services and issued 30,000 shares of common stock valued at $19,800 as further described in Note 13.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following is a description of the various individuals and companies discussed in the footnotes and their relationship to the Company.

Shun'ao Industry and Commerce Company (Shun'ao) - a company established under the laws of PRC owns 10% of HOTEL, and is owned 41.7% by Cheng Wan Ming.

Marco Wan Da Construction (Marco) - a company established under the laws of Macao, is owned 51% by Wu Zeming and 49% by Cheng Manli.

City of Qin Yang Local Government - owns 20% of QINYANG

Cheng Wan Ming - individual - president, owns 61.1% of YWG and 41.7% of Shun'ao Industry and Commerce Company.

Wu Zeming - individual - director, owns 6.3% of YWG and 51% of Marco Wan Da Construction.

Cheng Manli - individual - director, owns 2.6% of YWG and 49% of Marco Wan Da Construction.

DUE FROM RELATED PARTIES

The Company classified as due from related parties at December 31, 2004 and 2003 amounted to $3,689,789 and $3,599,133, respectively. The detail of due from related parties is as follows:

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, (CONTINUED)

DUE FROM RELATED PARTIES, (CONTINUED)

                                                2004         2003
                                             ----------   ----------

     Shun'ao Industry and Commerce Company   $  158,210   $  118,900
     Marco Wan Da Construction                3,471,079    3,480,233
     City of Qin Yang Local Government           60,500           --
                                             ----------   ----------
          Total                               3,689,789    3,599,133
     Less current portion                     1,366,789    3,599,133
                                             ----------   ----------
     Non-current portion                     $2,323,000   $       --
                                             ==========   ==========

A portion of the receivables from Shun'ao and Marco are generated from the Company making cash advances to purchase supplies, inventories and other goods on behalf of Shun'ao and Marco. These transactions are re-occurring in nature. Due to there short term nature the Company does not charge interest on these receivables and they are included in the current portion of the receivable.

The receivable from the City of Qin Yang Local Government is generated from the Company making various cash advances and the allocation of various expenses to the City of Qin Yang. Due to the short term nature the Company does not charge interest on this receivable and it is included in the current portion of the receivable.

During 2003, the Company advanced Marco $2,323,000 to pay for general operating expenses. The Company expected to be repaid this amount during 2004, thus this amount was classified as a current asset and no interest was being charged on this amount. As of December 31, 2004, the Company has not been repaid and is currently negotiating with Marco for repayment of the funds. The Company has reclassified this amount as non-current since no payment terms or interest terms have been determined.

NOTE 7 - PENSION CONTRIBUTION

Regulations in the People's Republic of China require YWG to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salary at retirement. The HOTEL and TELECOMMUNICATIONS pay an annual contribution of 34% and 20%, respectively, of the city's standard salary of their employees to an insurance company, which is responsible for the entire pension obligation payable to the retired employees. There were no contributions for the QINYANG and YI WAN BEIJING employees due to their non-permanent status. For the years ended December 31, 2004 and 2003, YWG made pension contributions in the amount of $78,452 and $44,201, respectively.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - OTHER NON-CURRENT ASSETS

Other non-current assets represents cash advances to officers and employees for cash based business transactions incurred for the payments of operating expenses and purchases from various vendors.

NOTE 9 - RESTAURANT INVESTMENT

The restaurant investment of $847,000 represents funds advanced from HOTEL to an individual, on behalf of the Company, to set up a luxury restaurant located in Zhenzhou City, the Capital of Henan Province of P.R.China. The People's Republic of China (PRC) regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC in which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand the Company's restaurant and food services and still be in compliance with these regulations, the Company will establish a variable interest entity with the same structure of YI WAN BEIJING Hotel Management Co., Ltd. (YI WAN BEIJING), a variable interest entity which was established in 2004.

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

Consolidated statutory reserves at December 31, 2004 and 2003 amounted to $11,371,353 and $10,655,821, respectively. No other dividends or distributions were declared to the owners for the years ended December 31, 2004 and 2003.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions from these amounts can be returned to their owners. There are no restricted retained earnings on the accompanying balance sheets at December 31, 2004 and 2003.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - DUE TO PRIOR OWNERS OF JOINT VENTURES

Shun'ao and Marco were the partners in the original joint ventures from which YWG acquired its equity interests in the three FIE Chinese subsidiaries. At December 31, 2004 and 2003, Shun'ao and Marco were owed the following amounts for their respective equity interests and for the return of additional investments in the old joint ventures. All amounts due to prior owners of joint ventures are non-interest bearing and have no fixed repayment terms.

                                                       2004         2003
                                                    ----------   ----------
Payment due for acquisition of HOTEL:
  Payable to Shun'ao                                $1,811,529   $1,811,529
  Payable to Marco                                     905,764      905,764
                                                    ----------   ----------
                                                     2,717,293    2,717,293
Payment due to Shun'ao for acquisition of QINYANG    2,040,989    2,040,989
Payment due to Shun'ao for return of investment        173,991      173,991
                                                    ----------   ----------
  Totals                                            $4,932,273   $4,932,273
                                                    ==========   ==========

NOTE 12 - HOTEL BOWLING OPERATIONS CEASED

The HOTEL ceased its bowling operations at the end of September 2003. The Company has sold a portion of the equipment in 2004 and 2003 and recognized a loss of $59,440 and $493,157 on the portions sold, respectively. In addition, management of the HOTEL wrote down the remaining bowling equipment by approximately $202,000 in 2004. Management of the HOTEL is continuing the process of finding a suitable buyer for the remaining equipment and believes that the current carrying value is not greater than its expected selling price less costs to sell. As of December 31, 2004 and 2003, the carrying value of the equipment held for sale is $258,359 and $529,750, respectively.

NOTE 13 - YI WAN BEIJING OPERATIONS

The People's Republic of China ("PRC") regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand our restaurant and food services and still be in compliance with these regulations, in July 2004, the Company established YI WAN BEIJING Restaurants Management Ltd. ("YI WAN BEIJING"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of YI WAN BEIJING ("YI WAN BEIJING Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB$100,000 to the YI WAN BEIJING Interest Holders which was used to form and capitalize YI WAN BEIJING. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in YI WAN BEIJING (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The YI WAN BEIJING Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - YI WAN BEIJING OPERATIONS, (CONTINUED)

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


NOTE 14 - COMMITMENTS AND CONTINGENCIES

YI WAN BEIJING leases its facilities under long term, non-cancelable operating lease agreements expiring through January 2010. The facilities include spaces for the restaurant and housing for employees. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises.

Total rent expense for the year ended December 31, 2004 amounted to $73,319. As of December 31, 2004, the future minimum annual lease payments required under the operating leases for the next five years are as follows:

         Year Ending December 31,
                  2005                           $ 127,711
                  2006                             127,711
                  2007                             127,711
                  2008                             127,711
                  2009                             127,711
               Thereafter                           10,643


NOTE 15 - CONSULTANT STOCK PLAN

On December 6, 2004, the Company adopted a Consultant Stock Plan. The purpose of this plan is to attract, retain and motivate eligible persons whose current and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of stock. A total of 500,000 shares of common stock have been registered with the Securities and Exchange Commission under this plan.

On  December  7,  2004,  the  Company  issued  30,000  shares  to   non-employee
consultants at US$0.66 per share. The total shares were valued at $19,800, the closing price of the stock at the date the shares were issued.

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - CONSULTANT STOCK PLAN, (CONTINUED)

The Company accounts for its employee stock option grants in accordance with the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), the Company has elected the modified prospective method and will apply the fair value method of accounting to all equity instruments issued to employees.

Compensation expense related to stock options granted to non-employees is accounted for under Statement of Financial Accounting Standards No. (SFAS) 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ( EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods, or Services," which require entities to recognize an expense, based on the fair value of the related awards. As of December 31, 2004, total stock compensation to non-employees has amounted to $266,258.

NOTE 16 - STOCK ISSUANCE

The Company has entered into two consulting agreements with individuals to provide business and financial consulting services. These agreements expire May 31, 2005 and June 15, 2005. The Company has agreed to issue a total of 325,000 shares of no par value common stock pursuant to a Form S-8 in exchange for their services. The 325,000 shares of common stock have been recorded at $1.30 per share or $422,500 based upon the trading price of the shares at June 30, 2004. The Company has recorded a deferred charge to shareholders' equity which represents the future consulting services to be rendered. The Company is amortizing the consulting services over one year using the straight line method which amounted to $246,458 for the period ending December 31, 2004. The 325,000 shares of common stock were issued to the consultants in July 2004.

On December 7, 2004, the Company issued 30,000 shares to a consultant for legal services rendered under the Consultant Stock Plan for 2004. The 30,000 shares of common stock have been recorded at $0.66 per share or $19,800 based upon the trading price of the shares at the time of issuance. The Company recorded $19,800 expense at December 7, 2004.

NOTE 17 - SEGMENT INFORMATION

The Company aligned its business into the following four reportable operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. As a result of the changes discussed above, historical amounts previously reported have been restated to conform to the Company's current operating segment presentation. The following table presents revenues and other financial information by business segment for the year ended December 31:

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SEGMENT INFORMATION, (CONTINUED)

                                                HOTEL
                           ---------------------------------------------------                  Yi Wan      Inter-
                                                     Entertain-                  Telecommu-    Beijing      segment
                            Restaurant    Lodging       ment        Subtotals     nication    restaurant  elimination      Totals
                           -----------  -----------  -----------  ------------  -----------   ----------  -----------   -----------
2004
----
Net sales                  $ 5,348,445  $ 2,445,390  $ 1,936,510  $  9,730,345  $ 1,341,454   $  144,921  $             $11,216,720
Cost of sales                2,700,018      170,165      274,266     3,144,449      929,194       89,709                  4,163,352
                           -----------  -----------  -----------  ------------  -----------   ----------  -----------   -----------
Gross profit                 2,648,427    2,275,225    1,662,244     6,585,896      412,260       55,212                  7,053,368
Operating expenses             676,708      345,067      561,858     1,583,633      339,464      147,538                  2,070,635
Depreciation and
  amortization                                                       1,298,863      137,525        1,646      246,458     1,684,492
Unallocated expenses                                                   990,679                    56,734                  1,047,413
Corporate expenses                                                                                            277,931       277,931
                           -----------  -----------  -----------  ------------  -----------   ----------  -----------   -----------
Income from operations     $ 1,971,719  $ 1,930,158  $ 1,100,386     2,712,721      (64,729)    (150,706)    (524,389)    1,972,897
                           ===========  ===========  ===========
Interest income                                                        130,157       17,008          161                    147,326
Other income (expense)                                                (316,023)     (14,091)     (53,019)                  (383,133)
Provision for income tax                                              (865,137)                                            (865,137)
                                                                  ------------  -----------   ----------  -----------   -----------
Income before minority
  interest                                                         $ 1,661,718  $   (61,812)  $ (203,564) $  (524,389)  $   871,953
                                                                  ============  ===========   ==========  ===========   ===========

Total assets                                                       $26,572,863  $ 6,129,409   $  160,484  $(2,631,038)  $30,231,718
                                                                  ============  ===========   ==========  ===========   ===========

                       YI WAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SEGMENT INFORMATION, (CONTINUED)

                                                HOTEL
                           ---------------------------------------------------                  Yi Wan      Inter-
                                                     Entertain-                  Telecommu-    Beijing      segment
                            Restaurant    Lodging       ment        Subtotals     nication    restaurant  elimination      Totals
                           -----------  -----------  -----------  ------------  -----------   ----------  -----------   -----------
2003
----
Net sales                  $ 4,974,215  $ 2,439,298  $ 1,803,063  $  9,216,576  $ 3,278,613   $           $             $12,495,189
Cost of sales                2,538,327      179,923      220,913     2,939,163    1,833,128                               4,772,291
                           -----------  -----------  -----------  ------------  -----------   ----------  -----------   -----------
Gross profit                 2,435,888    2,259,375    1,582,150     6,277,413    1,445,485                               7,722,898
Operating expenses             619,177      336,487      372,356     1,328,020      650,028                               1,978,048
Depreciation and
    amortization                                                     1,313,896       21,975                               1,335,871
Unallocated expenses                                                 1,057,647                                            1,057,647
Corporate expenses
                           -----------  -----------  -----------  ------------  -----------   ----------  -----------   -----------
Income from operations     $ 1,816,711  $ 1,922,888  $ 1,209,794     2,577,850      773,482                               3,351,332
                           ===========  ===========  ===========
Interest income                                                         13,991       11,032                                  25,023
Other income (expense)                                                (485,582)          --                                (485,582)
Provision for income tax                                              (866,591)    (289,370)                             (1,155,961)
                                                                  ------------  -----------   ----------  -----------   -----------
Income before minority
     interest                                                      $ 1,239,668   $  495,144   $           $             $ 1,734,812
                                                                  ============  ===========   ==========  ===========   ===========

Total assets                                                       $24,667,327   $6,837,457   $           $(1,834,594)  $29,670,190
                                                                  ============  ===========   ==========  ===========   ===========

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The names and ages of Yi Wan Group's executive officers and directors as of March 31, 2005, are as follows:

                                                                                  Current Term
       Name           Age              Position                   Held Since       To Expire
-------------------   ---    -------------------------------    --------------    ------------
Cheng Wan Ming        44     Chairman of the Board and             May 1999       March 2008
                             President
You Yingliu           64     Director and Vice-President           May 1999       March 2008
Luo Guanying          59     Director and Vice-President           May 1999       March 2008
Liang Xiaogen         58     Director                              May 1999       March 2008
Wu Zeming             53     Chief Financial Officer, Chief        May 1999       March 2008
                             Accounting Officer and Director
Cheng Manli           42     Director                              May 1999       March 2008
Cen Minhong           43     Director                              May 1999       March 2008
Cheng Wanqing         36     Director                              May 1999       March 2008
Cheng Deqiang         72     Director                              May 1999       March 2008

The names and ages of Jiaozuo Yi Wan Hotel's executive officers and directors as of March 31, 2005, are as follows:

                                                                                  Current Term
       Name           Age              Position                   Held Since       To Expire
-------------------   ---    -------------------------------    --------------    ------------
Cheng Wan Ming        44     Chairman of the Board and          December 1996     January 2006
                             President
Chen Hong             40     Vice-Chairman of Board             January 2003      January 2006
Wu Zeming             53     Director                           December 1996     January 2006
You Yingliu           64     Director                           December 1996     January 2006
Cen Minhong           43     Director                           December 1996     January 2006
Cheng Manli           42     Director                           December 1996     January 2006
He Lei                38     Director                           December 1996     January 2006


The names and ages of our telecommunications company's executive officers and directors as of March 31, 2005, are as follows:

                                                                                  Current Term
       Name           Age              Position                   Held Since       To Expire
-------------------   ---    -------------------------------    --------------    ------------
Cheng Wan Ming        44     Chairman of the Board and          September 1993    March 2006
                             President
Wu Zeming             53     Vice-Chairman of Board             September 1993    March 2006
You Yingliu           64     Director                           September 1993    March 2006
Luo Guanying          59     Director                           September 1993    March 2006
He Lei                38     Director                           April 2000        March 2006


The names and ages of Qinyang Yi Wan Hotel's executive officers and directors as of March 31, 2005, are as follows:

                                                                                  Current Term
       Name           Age              Position                   Held Since       To Expire
-------------------   ---    -------------------------------    --------------    ------------
Cheng Wan Ming        44     Chairman of the Board              March 2001        March 2007
Guo Ruxing            43     Vice-Chairman of the Board         March 2001        March 2007
Huang Peng            30     Director and General Manager       January 2004      January 2007
You Yingliu           64     Director                           January 2004      January 2007
Chen Hong             40     Director                           March 2001        March 2007


Mr. Cheng Wan Ming has been our President and Chairman of the Board from May 1999 until present. Mr. Cheng Wan Ming is also responsible for our accounting and financial reporting. From September 1993 to April 2000, Mr. Wan Ming was a member of the Board of Directors and President of our Telecommunications company. Since May 2000, Mr. Wan Ming has served as the Chairman of the Board of Directors and President of our telecommunications company. Mr. Wan Ming joined our Jiaozuo Yi Wan hotel company in December 1996 and has served as its Chairman of the Board of Directors and President from December 1996 until present. Mr. Wan Ming joined our former agriculture company in January 1997 and served as its Chairman of the Board and President from January 1997 until 2002. Mr. Wan Ming joined our Qinyang Yi Wan hotel company in March 2001 and has served as its Chairman of the Board of Directors and President from March 2001 until present. Before September 1993, Mr. Wan Ming was President of Shun'ao Industry and Commerce Company, in Guangdong Province. Mr. Wan Ming received a bachelor degree from Foshan Junior College in Guangdong province. Mr. Cheng Wan Ming is the husband of Ms. Cen Minhong. Mr. Cheng Wan Ming is the brother of Mr. Cheng Wanqing and Ms. Cheng Manli.

Mr. You Yingliu has been our Director and Vice President from May 1999 until present. He joined our telecommunications company in September 1993. Since September 1993, Mr. Yingliu has been a Director of our telecommunications company. Mr. Yingliu joined our hotel company in December 1996. Since then, Mr. Yingliu has been a Director of our hotel company. Since July 12 2004, Mr. Yingliu has been a Vice-General Manager of Jiaozuo Yi Wan hotel. Mr. Yingliu joined our former agriculture company in January 1997. From January 1997 to 2002, Mr. Yingliu was a Director and Vice-President of our former agriculture company. Since January 2004, Mr. Yingliu has been a Director of our Qinyang Yi Wan hotel.

Ms. Luo Guanying has been a member of our Board of Directors and a Vice-President since May 1999. Ms. Guanying has been a member of the Board of Directors of our telecommunications company since September 1993. From December 1996 until January 2000, Ms. Guanying served as a member of the Board of Directors of our hotel company. Ms. Guanying also served as a Director of our former agriculture company from January 1997 until January 2000. Ms. Guanying also is presently a Vice-President of Shun'ao Industry & Commerce Company, in Guangdong province, a position she has held since April 1993. Ms. Luo Guanying is the wife of Mr. Liang Xiaogen.

Mr. Liang Xiaogen has been a member of our Board of Directors since May 1999. He served as a Director of our telecommunications company from September 1993 to April 2000. From December 1996 until January 2000, Mr. Xiaogen also served as a Director of our Jiaozuo Yi Wan hotel company. In January 1997, Mr. Xiaogen became a Director of our former agriculture company and served in that capacity until January 2000. Mr. Xiaogen has been the President of Shun de Zhiyuan Developing Company, in Guangdong province, since March 1991. Mr. Xiaogen is the husband of Ms. Luo Guanying.

Mr. Wu Zeming has been our Chief Financial Officer and Chief Accounting Officer and a member of our Board of Directors since May 1999. He served as the Chairman of the Board of Directors and Vice President of our telecommunications company from September 1993 until April 2000. Since May 2000, Mr. Zeming has been the Vice-Chairman of our telecommunications company. Since December 1996, Mr. Zeming has been a Director of our Jiaozuo hotel company. Mr. Zeming has also served as a Director of our former agriculture company from January 1997 to 2002. Mr. Zeming has also been the Chairman of the Board of Directors of Wan Da Construction Inc., of Macao, since June 1991. Mr. Zeming is the husband of Ms. Cheng Manli.

Ms. Cheng Manli has been a member of our Board of Directors since May 1999. Ms. Manli has been the Representative of the Macao Office of our telecommunications company since January 1999. She served as a Director of our telecommunications company from September 1993 until April 2000. Ms. Manli has been a Director of our Jiaozuo Yi Wan hotel company since December 1996. Ms. Manli was also a Director of our former agriculture company from January 1997 to 2002. Since June 1991, Ms. Manli has been a Director of Wan Da Construction Inc. of Macao. Ms. Manli is the wife of Mr. Wu Zeming. She is also the sister of Mr. Cheng Wan Ming and Mr. Cheng Wanqing.

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

Mr. Cheng Wanqing has been a member of our Board of Directors since May 1999. He served as a director of our telecommunications company from September 1993 until April 2000. From December 1996 until January 2000, Mr. Wanqing also served as a Director of our hotel company. Mr. Wanqing served as a director of our former agriculture company from January 1997 until January 2000. From April 1993 to the present, Mr. Wanqing has been Vice-President of Shunao Industry & Commerce
Company. Mr. Cheng Wanqing received a bachelor degree from the Television Broadcasting College, in Guangdong province. Mr. Cheng Wanqing is the brother of Mr. Cheng Wan Ming and Ms. Cheng Manli.

Mr. Cheng Deqiang has been a member of our Board of Directors since May 1999. From August 1953 to May 1993, Mr. Deqiang was a department manager of the Agriculture Bureau of Shun de City, Guangdong province. From June 1993 to the present, Mr. Deqiang has been Vice-President of Shun'ao Industry & Commerce Company, in Guangdong Province. Mr. Deqiang received a bachelor degree from the Zhongkai Agriculture School in Guangdong province. Mr. Deqiang is the father of Mr. Cheng Wan Ming, Mr. Cheng Wanqing, and Ms. Cheng Manli.

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

Mr. Chen Hong has been a manager of our Jiaozuo Yi Wan hotel company since August 1996. In January 2003, Mr. Chen Hong became the Vice Chairman of the Board of Directors and the Vice General Manager of our Jiaozuo Yi Wan hotel company. In March 2001, Mr. Chen Hong became the Director of our Qinyang Yi Wan Hotel company. Previously, between November 1989 and May 1996, Mr. Chen Hong was a department manager of the Tengfei Hotel of Jiaozuo City, Henan province. Mr. Chen Hong received a bachelor degree from Jiaozuo University in Henan province.

Mr. Huang Peng has been a manager of our Jiaozuo Yi Wan hotel company since July 1997. In January 2004, Mr. Huang Peng became the Director and General Manager of our Qinyang Yi Wan hotel company. Previously, between August 1994 and May 1997, Mr. Huang Peng was a department manager of Yueshan Branch Office of Zhengzhou Railway Bureau, Henan province. Mr. Huang Peng received a bachelor degree from Henan Normal School.

Mr. Guo Ruxing has been the Vice Chairman of the Board of our Qinyang Yi Wan hotel company since March 2001. Previously, between June 1993 and August 1998, Mr. Guo Ruxing was a department manager of the Government Office of Qinyang City, Henan province. Mr. Guo Ruxing has been the General Manager of the Qinyang Yi Wan hotel since September 1998. Mr. Guo Ruxing received a bachelor degree from Henan Yuxi Agriculture School.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. We were not able to identify a suitable nominee and our management is currently diligently pursuing such a candidate.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of any such reports furnished to us, we believe that during the year ended December 31, 2004, such persons made all required filings.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer or persons performing similar functions. Our code of ethics is exhibited to this annual report on Form 10-K as Exhibit 14.1.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered during the years ended December 31, 2004, 2003 and 2002 by our President/Chairman of the Board, Cheng Wan Ming. No other executive officers received aggregate compensation during our last two fiscal years which exceeded, or would exceed on an annualized basis, $100,000.

Summary Compensation Chart

------------------------------------------------------------------------------------------------------------
                                    Annual Compensation             Long-term compensation
                               ---------------------------    ----------------------------------
                                                                       Awards           Payouts
--------------------    ----   ---------------------------    -----------------------   -------    ---------
Name & Position         Year   Salary *     Bonus    Other    Restricted   Securities    LTIP      All other
                               (US$)         ($)      ($)     stock        underlying   payouts    compens-
                                                              awards ($)   options        ($)      ation ($)
                                                                           /SARS ($)
--------------------    ----   ---------------------------    -----------------------   -------    ---------
Cheng Wan Ming,         2004   $11,595        0        0          0            0           0           0
Chairman/President             (Hotel
                               Division)
                               ---------------------------    -----------------------   -------    ---------
                               0              0        0          0            0           0           0
                               (Commu-
                               nication
                               Division)
                               ---------------------------    -----------------------   -------    ---------
                               0              0        0          0            0           0           0
                               (Yi Wan
                               Beijing
                               Hotel Mgmt.
                               Ltd.)
                               ---------------------------    -----------------------   -------    ---------
                        2003   $11,595      0          0          0            0           0           0
                               (Hotel
                               Division)
                               ---------------------------    -----------------------   -------    ---------
                               0            0          0          0            0           0           0
                               (Commu-
                               ication
                               Division)
                               ---------------------------    -----------------------   -------    ---------
                        2002   $11,595      0          0          0            0           0           0
                               (Hotel
                               Division)
                               ---------------------------    -----------------------   -------    ---------
                               $3,333       0          0          0            0           0           0
                               (Agricul-
                               ture
                               Division)
                               ---------------------------    -----------------------   -------    ---------
                               0            0          0          0            0           0           0
                               (Commu-
                               ication
                               Division)
------------------------------------------------------------------------------------------------------------

*The salary that Cheng Wan Ming received from our Hotel and Agriculture Divisions reflects payment by these Divisions.

Our officers and directors, including Cheng Wan Ming, did not receive any monetary or security compensation from us during 2004. The only compensation that our officers and directors received during 2004 was from our hotel subsidiaries, as reflected above. The only compensation that any of our officers or directors received during 2004 was from our hotel subsidiaries. The amount received by Cheng Wan Ming (the only officer or director whose compensation exceeded $100,000 during the last two fiscal years) from each division is reflected above.

OPTIONS/SAR GRANTS

No options or SAR grants were granted to the named executive officers during fiscal year ended December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END

None.

LONG TERM INCENTIVE PLAN ("LTIP") AWARDS

None.

PENSION PLAN

None.

China's mandatory pension system for its urban labor force is a defined-benefit, pay-as-you-go system for persons identified as "older workers" and retirees. "Older workers" are those who retired prior to the period between October and December 1997, which was the implementation of State Counsel Decision Number 26, the mandatory pension system. In August 1997, China State Council Decision adopted this unified, publicly managed system covering all urban workers. The defined system for younger workers is designed to be multi-pillar with individual accounts, consisting of: (1) a basic benefit which is a pay-as-you-go system entitling retirees to a defined-benefit of 20% of the last year's average provincial, municipal or otherwise local monthly wage; (2) individual accounts entitling retirees to a monthly annuity equal to 1/120 of the account's notional accumulation, plus and indexation factor, (3) voluntary supplementary individual accounts entitling retirees to a phased-withdrawal. This Decision set forth the general parameters for contributions, fund accruals, service recognition for those who have contributed under both the old and new system, and benefits. In addition, the Decision provides some basis for regional variation.

The Decision mandates one of three benefits according to when the worker begins contributing to the system: (a) the so called "older men" are those who retired prior to the implementation of the Decision between October and December 1997; these workers retain the locally determined level of defined-benefit entitlements they had been receiving; (b) "middle men" are those who began contributing prior to the Decision, but who retire afterwards; such workers are entitled to the better of the defined-benefit formula applied to "older men" in their community or the sum of the basic benefit, individual account distribution and an accrual factor applicable to the years of service prior to the Decision; and (c) "young men" are those who began contributing after the implementation of the Decision; these individuals are entitled only to the sum of the basic benefit and individual account distribution.

The State Counsel Decision and measures to adopt municipal and provincial pooling represent important steps towards gradually reducing the unfunded liability of the pension system.

Under the hotel division, all of the hotel's employees who began contributing after the implementation of the system are entitled only to the sum of the basic benefit and individual account distribution. This system sets out general parameters for contributions, fund accruals, and service recognition for those who have contributed under both old and new systems and benefits but left some basis for regional variation. As regulated by the local government, our hotel and telecommunications divisions pay annual contributions of 34% and 20%, respectively, of the City's standard salary, for all of its eligible employees, to an insurance company who is responsible for the entire pension obligation payable to the retired employees.

COMPENSATION OF DIRECTORS

No Director receives any cash compensation for their service as a Director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

All of the above individuals have employment agreements with the entity or entities for which they work. The terms of all employment agreements are until February 2006. Salaries are renegotiated each year.

Our telecommunications and hotel subsidiaries each have employment agreements with our President, Mr. Cheng Wan Ming. The employment agreement with the telecommunications subsidiary provides that Mr. Cheng Wan Ming serve as its President from September 1, 2004 to September 1, 2007. The employment agreement with the Jiaozuo Yi Wan hotel subsidiary provides that Mr. Cheng Wan Ming serve as its President from December 15, 1999 to December 15, 2005. Each employment agreement provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the respective corporation and that Mr. Cheng Wan Ming will be eligible for bonus payments according to the provisions of the respective corporation's performance and bonus program. The employment agreement with the Qinyang Yi Wan hotel subsidiary provides that Mr. Cheng Wan Ming serve as its President from March 1, 2004 to March 1, 2007. Each employment agreement provides that monthly salary shall be determined corresponding to the position and level of work responsibility within the respective corporation and that Mr. Cheng Wan Ming will be eligible for bonus payments according to the provisions of the respective corporation's performance and bonus program.

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

Mr. You Yingliu has an employment agreement with our Jiaozuo Yi Wan hotel subsidiary. The employment agreement provides that Mr. Yingliu shall serve as Vice-General Manager from July 12, 2004 to July 12, 2007 under the same salary and bonus provisions described in Mr. Yingliu's employment agreement with our former agriculture subsidiary.

REPORT ON REPRICINGS OF OPTIONS/SARS

None.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our officers and directors, including Cheng Wan Ming, did not receive any monetary or equity compensation from us during 2004. The only compensation that our officers and directors received during 2004 was from our hotel subsidiaries, as reflected in the executive compensation table above. We do not have a compensation committee. Our board of directors and the board of directors of our subsidiaries determine executive officer compensation. The officers who participated in the deliberations of our board of directors concerning executive officer compensation are the officers who are also members of our board of directors, namely Cheng Wan Ming, You Yingliu, Luo Guanying and Wu Zeming. There are no officers on the board of directors of Qinyang Yi Wan Hotel.

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 16,861,250 shares of common stock outstanding as of December 31, 2004.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------   ----------------------------  --------------------  -----------
                                               Amount and Nature of  Percentage
Title of Class               Name              Beneficial Ownership   of Class
--------------   ----------------------------  --------------------  -----------
Common           Wise Ascent Investment        10,086,296               59.8%
                 Ltd. (1)                      (Direct/Indirect)
--------------   ----------------------------  --------------------  -----------
Common           Cheng Wan Ming (1)            10,086,296               59.8%
                                               (Direct/Indirect)
--------------   ----------------------------  --------------------  -----------
Common           Cen Minhong (1)               10,086,296               59.8%
                                               (Direct/Indirect)
--------------   ----------------------------  --------------------  -----------
Common           You Yingliu                   400,480                  2.4%
                                               (Direct)
--------------   ----------------------------  --------------------  -----------
Common           Wu Zeming,                    1,047,865                6.2%
                                               (Direct)
--------------   ----------------------------  --------------------  -----------
Common           Luo Guanying                  400,019                  2.4%
                                               (Direct)
--------------   ----------------------------  --------------------  -----------
Common           Chang Wanqing                 763,750                  4.5%
                                               (Direct)
--------------   ----------------------------  --------------------  -----------
Common           Cheng Deqiang                 763,750                  4.5%
                                               (Direct)
--------------   ----------------------------  --------------------  -----------
Common           Cheng Manli                   427,700                  2.5%
                                               (Direct)
--------------   ----------------------------  --------------------  -----------
Common           Liang Xiaogen                 422,140                  2.5%
                                               (Direct)
--------------   ----------------------------  --------------------  -----------
Common           All Officers and Directors    14,312,000              84.9%
                 as a Group (9 Persons)
--------------   ----------------------------  --------------------  -----------

-----------------
(1) 2,579,397 shares of our common stock is owned by Wise Ascent Investments Limited through its sole officer, director and shareholder, Cheng Wan Ming, who is also the President, Chairman of the Board of Directors and controlling shareholder of Yi Wan. Mr.Cheng Wan Ming is the husband of Ms. Cen Minhong. Mr. Cheng Wan Ming directly owns 5,414,224 shares; his wife, Ms. Cen Minhong, directly owns 2,092,675 shares. Collectively, Mr.Cheng Wan Ming and Ms. Cen Minhong, beneficially own 10,086,296 shares as reflected in the above table.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

The following is a description of the various individuals and companies that are named below in Yi Wan Group, Inc.'s (the "Company") discussion regarding related transactions:

Shun'ao Industry and Commerce Company ("Shun'ao") is a company established under the laws of the PRC. Shun'ao owns 10% of the Company's Jiaozuo Yi Wan Hotel Co., Ltd. ("Jiaozuo"). Cheng Wan Ming owns 41.7% of Shun'ao.

Marco Wan Da Construction ("Marco") is a company established under the laws of Macao. Our directors, Wu Zeming and Cheng Manli, have 51% and 49% ownership interests, respectively, of Marco.

The City of Qin Yang Local Government owns 20% of the Qinyang Yi Wan Hotel, Co., Ltd. ("Qinyang")

Cheng Wan Ming, our president, owns 61.1% of the Company and 41.7% of Shun'ao.

Wu Zeming, one of our directors, owns 6.3% of the Company and 51% of Marco.

Cheng Manli, one of our directors, owns 2.6% of the Company and 49% of Marco.

RELATED TRANSACTIONS

The Company classified as "due from related parties" at December 31, 2004 and 2003 the amounts $3,689,789 and $3,599,133, respectively. The details of the amounts "due from related parties" is as follows:

                                                  2004         2003
                                               ----------   ----------

     Shun'ao Industry and Commerce Company     $  158,210   $  118,900
     Marco Wan Da Construction                  3,471,079    3,480,233
     City of Qin Yang Local Government             60,500           --
                                               ----------   ----------
         Total                                  3,689,789    3,599,133
     Less current portion                       1,366,789    3,599,133
                                               ----------   ----------
     Non-current portion                       $2,323,000   $       --
                                               ==========   ==========

A portion of the receivables from Shun'ao and Marco are generated from the Company making cash advances to purchase supplies, inventories and other goods on behalf of the Company, Shun'ao and Marco. These transactions are re-occurring in nature. Due to their short term nature, the Company does not charge interest on these receivables and they are included in the current portion of the receivable.

The receivable from the City of Qin Yang Local Government is generated from the Company making various cash advances and the allocation of various expenses to the City of Qin Yang. Due to their short term nature, the Company does not charge interest on this receivable and it is included in the current portion of the receivable.

During 2003, the Company advanced Marco $2,323,000 to pay for general operating expenses. The Company expected to be repaid this amount during 2004, thus this amount was classified as a current asset and no interest was being charged on this amount. As of December 31, 2004, the Company has not been repaid and is currently negotiating with Marco for repayment of the funds. The Company has reclassified this amount as non-current since no payment terms or interest terms have been determined.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Total annual audit fees billed for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during the 2004 and 2003 fiscal years for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB, or services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in connection with statutory and regulatory filings or engagements for those fiscal years, totaled $115,000 and $120,000, respectively.

TAX FEES

The total fees billed during the 2004 and 2003 for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP for tax compliance services were $7,000 and $5,000, respectively. Specifically, these services involved preparation of the consolidated tax returns.


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

  10.12 Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about Building Qinyang Yi Wan Hotel Co., Ltd.***
  10.13 Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***
  10.14 Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development
          Co., Ltd.***
  10.15 Consulting Agreement, dated as of April 15, 2004, between Yi Wan Group, Inc. and Stanley Wunderlich, an individual*****
  10.16   Consulting Agreement, dated as of June 15, 2004, between Yi Wan
          Group, Inc. and Yale Yu, an individual*****
  10.17 Equity Trust Agreement, dated July 30, 2004, Cheng Wan Qing, Cheng Wan Ming and Yi Wan Group******
  14.1    Code of Ethics
  21      List of Subsidiaries*
  23.1 Consent of Independent Registered Public Accounting Firm for Yi Wan Group, Inc.'s Audited Financial Statements December 31, 2003 and 2004
  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  99.1 Application for the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.****
  99.2 Reply to the Transfer of the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development
          Co., Ltd.****

----------------
* Denotes  previously  filed  exhibit,   filed  with  Form  10-12G/A  on
11/07/01, SEC File No. 000-33119, hereby incorporated by reference.

** Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC File No. 000-33119

*** Denotes previously filed exhibit, filed with Form 10-K on 4/16/03, SEC File No. 000-33119, hereby incorporated by reference.

**** Denotes previously filed exhibit, filed with Form 10-K on 3/30/04, SEC File No. 000-33119, hereby incorporated by reference

***** Denotes previously filed exhibit, filed with Form S-8 on 6/30/04, SEC File No. 000-33119, hereby incorporated by reference

****** Denotes previously filed exhibit, filed with Form 10-Q on 11/14/04, SEC File No. 000-33119, hereby incorporated by reference


(b)  Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005              YI WAN GROUP, INC.
                                  (Registrant)

                                  By: /s/ Cheng Wan Ming
                                      ------------------------------------------
                                      Cheng Wan Ming
                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                        Date
--------------------------    ----------------------------------   -------------

/s/ Cheng Wan Ming            Chairman of Board, President,          04/15/05
--------------------------    Chief Executive Officer
Cheng Wan Ming

/s/ Wu Zeming
--------------------------    Chief Financial Officer                04/15/05
Wu Zeming

/s/ You Yingliu
--------------------------    Director                               04/15/05
You Yingliu

/s/ Luo Guanying
--------------------------    Director                               04/15/05
Luo Guanying

/s/ Liang Xiaogen
--------------------------    Director                               04/15/05
Liang Xiaogen

/s/ Cheng Manli
--------------------------    Director                               04/15/05
Cheng Manli

/s/ Cen Minhong
--------------------------    Director                               04/15/05
Cen Minhong

/s/ Cheng Wanqing
--------------------------    Director                               04/15/05
Cheng Wanqing

/s/ Cheng Deqiang
--------------------------    Director                               04/15/05
Cheng Deqiang