Form 10-Q
period 2005-03-31
YI WAN GROUP INC
filed 2005-05-16
CIK 1157667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________

FORM 10-Q
_________________
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  000-33119

YI WAN GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	33-0960062
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 189 Minzhu Middle Road
Jiaozuo, Henan, P.R.C.
(Address of principal executive offices)

(86) 0391-2616666
(Registrant's telephone number, including area code)

101 E. 52 Street, 9th Floor, New York, New York  10022
(Former Address)

All Correspondence to:

Kevin K. Leung, Esq.
Richardson & Patel, LLP
10900 Wilshire Blvd. Suite 500
Los Angeles, CA 90024
(310) 208-1182

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of May 13, 2005 was 16,861,250.

TO QUARTERLY REPORT ON FORM 10-Q
FOR YEAR ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS
	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$5,394,259	$5,173,440
Accounts receivable, net of allowance for doubtful accounts of
$4,600 at March 31, 2005 and December 31, 2004	818,945	921,920
Due from related parties	2,026,028	1,366,789
Inventories	334,121	354,206
Prepaid expenses	60,046	69,667
Total current assets	8,633,399	7,886,022

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net	16,706,114	17,107,229

OTHER ASSETS:
Intangible asset, net	1,528,214	1,540,683
Equipment held for sale	258,359	258,359
Deposits	32,179	33,680
Other non-current assets	299,052	235,745
Due from related parties	2,323,000	2,323,000
Restaurant investment	1,028,500	847,000
Total other assets	5,469,304	5,238,467
Total assets	$30,808,817	$30,231,718

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$213,373	$211,574
Accrued liabilities	768,470	734,784
Wages and benefits payable	162,420	196,852
Sales tax payable	891,030	889,351
Income taxes payable	798,513	774,420
Due to shareholders	58,715	58,715
Due to prior owners of joint ventures	4,932,273	4,932,273
Notes payable	366,681	35,607
Total current liabilities	8,191,475	7,833,576

MINORITY INTEREST	2,067,296	2,024,000

SHAREHOLDERS' EQUITY:
Common stock, no par value, authorized 50,000,000 shares, 16,861,250
shares issued and outstanding	10,078	10,078
Paid-in-capital	5,576,580	5,575,188
Statutory reserves	11,371,353	11,371,353
Retained earnings	3,454,801	3,280,289
Accumulated other comprehensive income	137,234	137,234
Total shareholders' equity	20,550,046	20,374,142
Total liabilities and shareholders' equity	$30,808,817	$30,231,718

The accompanying notes are an integral part of this statement.

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
	(Unaudited)	(Unaudited)

NET SALES	$2,352,565	$2,841,721

COST OF SALES	748,359	1,096,319

GROSS PROFIT	1,604,206	1,745,402

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,240,379	1,123,445

INCOME FROM OPERATIONS	363,827	621,957

OTHER INCOME (EXPENSE):
Interest income	12,879	8,820
Other income (expense)	(58,593)	(4,331)
Total other (expense), net	(45,714)	4,489

INCOME FROM OPERATIONS BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST	318,113	626,446

PROVISION FOR INCOME TAXES	205,930	236,617

INCOME BEFORE MINORITY INTEREST	112,183	389,829

MINORITY INTEREST	(43,296)	(51,672)

NET INCOME	68,887	338,157

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	—	330

COMPREHENSIVE INCOME	$68,887	$338,487

EARNINGS PER SHARE, BASIC AND DILUTED	$—	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES	16,861,250	16,506,250

The accompanying notes are an integral part of this statement.

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

						Accumulated
						other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income	Totals
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

BALANCE, December 31, 2003, audited	16,506,250	$10,078	$5,115,222	$10,655,821	$3,480,712	$137,016	$19,398,849
Net income					338,157		338,157
Additions to paid in capital (land use right)			1,391				1,391
Foreign currency translation adjustments						330	330

BALANCE, March 31, 2004	16,506,250	$10,078	$5,116,613	$10,655,821	$3,818,869	$137,346	$19,738,727
Net income					352,994		352,994
Additions to paid in capital (land use right)			4,175				4,175
Registered capital of Yi Wan Beijing			12,100				12,100
Stock issued for future services	325,000		422,500				422,500
Deferred charge for future services					(176,042)		(176,042)
Stock issued for consultant services	30,000		19,800				19,800
Adjustment to statutory reserves				715,532	(715,532)		—
Foreign currency translation adjustments						(112)	(112)

BALANCE, December 31, 2004, audited	16,861,250	$10,078	$5,575,188	$11,371,353	$3,280,289	$137,234	$20,374,142
Net income					68,887		68,887
Additions to paid in capital (land use right)			1,392				1,392
Amortization of deferred charge for future services					105,625		105,625

BALANCE, March 31, 2005	16,861,250	$10,078	$5,576,580	$11,371,353	$3,454,801	$137,234	$20,550,046

The accompanying notes are an integral part of this statement.

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,887	$338,157
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	43,296	51,672
Depreciation	336,516	353,363
Amortization	12,469	12,469
Amortization of consulting services	105,625	—
Loss on improvements and equipment disposals	55,094	—
Land use cost	1,392	1,391
Foreign currency translation adjustment	—	330
(Increase) decrease in assets:
Accounts receivable	102,975	124,064
Due from related parties	(659,239)	29,383
Inventories	20,085	(42,166)
Prepaid expenses	9,621	7,501
Deposits	1,501	—
Other non-current assets	(57,666)	(18,985)
Increase (decrease) in liabilities:
Accounts payable	1,799	49,014
Accounts payable - related party	—	(21,666)
Accrued liabilities	33,686	143,645
Wages and benefits payable	(34,432)	(6,742)
Sales tax payable	1,679	8,518
Income taxes payable	24,093	(126,382)
Net cash provided by operating activities	67,381	903,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	7,260	—
Purchases of equipment	(3,396)	(170,899)
Restaurant investment	(181,500)	—
Net cash used in investing activities	(177,636)	(170,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	338,800	—
Repayments on notes payable	(7,726)	(1,210)
Net cash provided by (used in) financing activities	331,074	(1,210)

INCREASE IN CASH	220,819	731,457

CASH, beginning of period	5,173,440	3,365,842

CASH, end of period	$5,394,259	$4,097,299

The accompanying notes are an integral part of this statement.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

Yi Wan Group, Inc. was incorporated under the laws of the State of Florida in the United States in May 1999. Yi Wan Group, Inc. is authorized to issue 50,000,000 shares of no par value common stock and 20,000,000 shares of no par value preferred stock. The Company’s TELECOMMUNICATIONS, HOTEL and QINYANG subsidiaries are incorporated under the laws of the People’s Republic of China (PRC).

The Company’s subsidiaries are classified as Foreign Invested Enterprises (FIE) in the PRC and are subject to the FIE laws of the PRC. The HOTEL and QINYANG are Foreign Invested Enterprise Joint Ventures, known as FIEJV or Sino-foreign joint venture, and TELECOMMUNICATIONS is a Wholly Foreign Owned Enterprise company or WFOE. All three of these companies are Chinese registered limited liability companies, with legal structures similar to regular corporations and limited liability companies organized under state laws in the United States. The respective Articles of Association for these FIE subsidiaries provide a 30-year term for the HOTEL and QINYANG companies and 15 years for the TELECOMMUNICATIONS.

The People’s Republic of China (PRC) regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC in which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand the Company’s restaurant and food services and still be in compliance with these regulations, in July 2004, the Company established YI WAN BEIJING Hotel Management Co., Ltd. (YI WAN BEIJING), a variable interest entity, through two designated shareholders (Mr. Cheng Wan Ming is the Company’s president and Chairman of the Board and Mr. Chen Wanqing is a member of the Board of Directors of the Company) who are PRC citizens and legally own YI WAN BEIJING (“Yi Wan Beijing Interest Holders”) to operate the restaurant business. Pursuant to an Equity Trust Agreement, the Company transferred RMB 100,000 to the YI WAN BEIJING (the” Equity Interests”) in trust for the benefit of the Company. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to distribute any and all dividends, distributions or other payments received from YI WAN BEIJING with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to their ownership interest in YI WAN BEIJING. The irrevocable proxies further provide that if such two directors cease to be employees of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company. Yi Wan Group, Inc is the primary beneficiary of YI WAN BEIJING business operations and qualifies to be consolidated under FIN 46(R).

Note 2 - Basis of presentation

The reporting entity

The consolidated financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying consolidated financial statements) include the activities and financial transactions of its subsidiaries and variable interest entity, which are as follows:

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of presentation, (continued)

The reporting entity, (continued)

Percentage
Subsidiary	Ownership

Shun De Yi Wan Communication Equipment
Plant Co., Ltd. (TELECOMMUNICATIONS)	100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)	90
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)	80

Variable interest entity
Yi Wan Beijng Hotel Management Co.,Ltd.	(YI WAN BEIJING)

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

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46(R)), which requires the consolidation of certain variable interest entities. FIN No. 46(R) is effective for all nonpublic entities immediately to variable interest entities or potential variable interest entities created after December 31, 2003. The Company has elected to apply FIN 46(R) and consolidate its variable interest entity since its inception.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current period’s presentation.

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

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies, (continued)

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

Revenue recognition

The HOTEL’s, QINYANG’s and YI WAN BEIJING’s revenues are recognized when the rooms are occupied or when the guests utilize the services of the hotel and restaurant.

The TELECOMMUNICATIONS recognizes its revenue when the risk of loss for the product sold passes to the customers, which is when goods are installed at the customers’ premises and testing of the product is completed and accepted by the customers.

Note 4 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of YWG and its subsidiaries TELECOMMUNICATIONS, HOTEL, and QINYANG and its variable interest entity YI WAN BEIJING. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. YWG believes the disclosures made are adequate to ensure the information presented is not misleading. The condensed consolidated financial statements should be read in conjunction with YWG’s consolidated financial statements for the year ended December 31, 2004 and notes thereto included in YWG’s Form 10-K which was filed with the Securities and Exchange Commission on April 15, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004, respectively. Interim results are not necessarily indicative of an entire year of performance because of the impact of seasonal and short-term variations.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

HOTEL and QINYANG inventories	$222,095	$206,473
YI WAN BEIJING inventories	447	2,634
TELECOMMUNICATIONS inventories	111,579	145,099
Total inventories	$334,121	$354,206

The HOTEL and Beijing inventories consist of food products, alcohol, beverages and supplies.

At March 31, 2005, TELECOMMUNICATION’s inventories consisted of raw materials, work in process, and finished goods, which amounted to $43,035, $31,267, and $37,277, net of allowance for inventory reserve, respectively.

Note 6 - Buildings, equipment and automobiles

Buildings, equipment, and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2005 and 2004 amounted to $336,516 and $353,363 respectively. Estimated useful lives of the assets are as follows:

Estimated Useful Life

Buildings and improvements	20 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2005, the Company expects these assets to be fully recoverable.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Buildings, equipment and automobiles, (continued)

Buildings, equipment and automobiles consist of the following at:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Buildings and improvements	$21,934,990	$22,008,539
Furniture and equipment	5,024,601	5,031,988
Automobiles	246,724	246,724
Construction in progress	70,377	69,504
Totals	27,276,692	27,356,755
Less accumulated depreciation	10,570,578	10,249,526
Buildings, equipment and automobiles, net	$16,706,114	$17,107,229

Note 7 - Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The HOTEL has purchased the Right to use the land for 40 years from the government for a fee in the amount of $1,570,000. The HOTEL’s Right (Land Use Certificate) is registered under the name of one of the joint venture partners, Shun’ao Industry & Commerce Company, Ltd. The HOTEL is in the process of applying for the name change of the Right, which has not been finalized as of the date of this report.

QINYANG has obtained its land use rights from its 20% joint venture partner as a capital contribution in the amount of approximately $228,000 and purchased the other Right for the amount of approximately $88,000. The Rights to use the land are for 30 years.

The Rights for both hotels have been classified as an intangible asset on the accompanying financial statements and are being amortized using the straight-line method over the life of the Rights. Amortization expense for the three months ended March 31, 2005 and 2004 amounted to $12,469 and $12,469, respectively.

In March 1995, one of the shareholders of YWG purchased the land use right for 50 years where the TELECOMMUNICATIONS’ operating facilities are located. Neither the title nor the Right has been transferred to TELECOMMUNICATIONS, nor is TELECOMMUNICATIONS being charged for using the land. However, the owner has assigned the Right to TELECOMMUNICATIONS for the remaining years. The original cost of the land use right amounted to $277,800 and is being recognized as an expense annually and as a capital contribution. The Right is being amortized over 50 years and the expense for the three months ended March 31, 2005 and 2004 amounted to $1,392 and $1,391, respectively.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Restaurant investment

The restaurant investment of $1,028,500 represents funds advanced from HOTEL to an individual, on behalf of the Company, to set up a luxury restaurant located in Zhengzhou City, the Capital of Henan Province of P.R.China. The People’s Republic of China (PRC) regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC in which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand the Company’s restaurant and food services and still be in compliance with these regulations, the Company will establish a variable interest entity with the same structure of YI WAN BEIJING Hotel Management Co., Ltd. (YI WAN BEIJING), a variable interest entity which was established in 2004.

Note 9 - Notes payable

Notes payable represents amounts due to construction contractors and bank. They are due on demand or normally within one year. Notes payable consisted of the following at:

	March 31,	December 31,
	2005	2004
	Unaudited	Audited

Notes payable to various vendors, unsecured,	$27,881	$35,607
due on demand, no interest

Note payable from National Agriculture Bank, due on
Feberuary 15, 2006. Monthly interest only payments
of 8.37% per annum, secured by buildings with
a carrying amount of approximately $2,000,000	338,800	—
Total	$366,681	$35,607

The proceeds from the note payable to National Agriculture Bank as of March 31, 2005, were loaned to the City of Qin Yang Local Government (CITY), a related party. In return for this loan, CITY used its 20% interest in QIN YANG as a guarantee for the loan repayment. The amount loaned to CITY was recorded in the current portion of due from related parties on the accompanying consolidated balance sheet as of March 31, 2005 and is further explained in Note 13.

Note 10 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $184,556 and $363,000 for the three months ended March 31, 2005 and 2004, respectively. No interest expense was paid for the three months ended March 31, 2005 and 2004.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding. The weighted average numbers of shares are 16,861,250 and 16,506,250 shares for the three months ended March 31, 2005 and 2004, respectively.

Note 12 - Minority interest

Minority interest represents the outside shareholders’ 10% ownership of the common stock of Jiao Zuo Yi Wan Hotel Co., Ltd and 20% of the common stock of Qinyang Yi Wan Hotel Co., Ltd.

Note 13 - Certain relationships and related party transactions

The following is a description of the various individuals and companies discussed in the footnotes and their relationship to the Company.

Shun’ao Industry and Commerce Company (Shun’ao) - a company established under the laws of PRC owns 10% of HOTEL, and is owned 41.7% by Cheng Wan Ming.

Marco Wan Da Construction (Marco) - a company established under the laws of Macao, is owned 51% by Wu Zeming and 49% by Cheng Manli.

City of Qin Yang Local Government (CITY) - owns 20% of QINYANG

Cheng Wan Ming - individual - president, owns 59.8% of YWG and 41.7% of Shun’ao Industry and Commerce Company.

Wu Zeming - individual - director, owns 6.2% of YWG and 51% of Marco Wan Da Construction.

Cheng Manli - individual - director, owns 2.5% of YWG and 49% of Marco Wan Da Construction.

Due from related parties

The Company classified as due from related parties at March 31, 2005 and December 31, 2004 amounted to $4,349,028 and $3,689,789, respectively. The detail of due from related parties is as follows:

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Certain relationships and related party transactions, (continued)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Shun'ao Industry and Commerce Company	$396,369	$158,210
Marco Wan Da Construction	3,613,859	3,471,079
City of Qin Yang Local Government	338,800	60,500
Total	4,349,028	3,689,789
Less current portion	2,026,028	1,366,789
Non-current portion	$2,323,000	$2,323,000

A portion of the receivables from Shun’ao and Marco are generated from the Company making cash advances to purchase supplies, inventories and other goods on behalf of Shun’ao and Marco. These transactions are re-occurring in nature. Due to there short term nature, the Company does not charge interest on these receivables and they are included in the current portion of the receivable.

The receivable from the City of Qin Yang Local Government is generated from the Company making various cash advances and the allocation of various expenses to the City of Qin Yang. Due to the short term nature the Company does not charge interest on this receivable and it is included in the current portion of the receivable.

During 2003, the Company advanced Marco $2,323,000 to pay for general operating expenses. The Company expected to be repaid this amount during 2004, thus this amount was classified as a current asset and no interest was being charged on this amount. As of March 31, 2005, the Company has not been repaid and is currently negotiating with Marco for repayment of the funds. The Company has reclassified this amount as non-current since no payment terms or interest terms have been determined.

During March 2005, QIN YANG entered into an agreement with CITY to make a loan in the amount of $338,800 to CITY using the proceeds from QIN YANG’s note payable described in Note 9. CITY used its 20% interest in QIN YANG as collateral for the loan. CITY used the proceeds to pay off its business debt and the loan will be repaid on February 15, 2006. Due to its short term nature, the Company will not charge interest on this receivable and it is included in the current portion of the amount due from related parties on the accompanying consolidated balance sheet.

Note 14 - Pension contribution

Regulations in the People’s Republic of China require YWG to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salary at retirement. The HOTEL and TELECOMMUNICATIONS pay an annual contribution of 34% and 20%, respectively, of the city’s standard salary of their employees to an insurance company, which is responsible for the entire pension obligation payable to the retired employees. There were no contributions for the QINYANG and YI WAN BEIJING employees due to their non-permanent status. For the three months ended March 31, 2005, YWG made pension contributions in the amount of $11,845.

Note 15 - Hotel bowling operations ceased

The HOTEL ceased its bowling operations at the end of September 2003. The Company has sold a portion of the equipment in 2004 and 2003 and recognized a loss of $59,440 and $493,157 on the portions sold, respectively. In addition, management of the HOTEL wrote down the remaining bowling equipment by approximately $202,000 in 2004. Management of the HOTEL is continuing the process of finding a suitable buyer for the remaining equipment and believes that the current carrying value is not greater than its expected selling price less costs to sell. As of March 31, 2005, the carrying value of the equipment held for sale is $258,359; no gain or loss has been recognized in the current period.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - YI WAN BEIJING operations

The People’s Republic of China (“PRC”) regulations prohibit direct foreign ownership of business entities providing food and restaurant services in the PRC which certain licenses are required for the provision of such services. The Company and its subsidiaries are foreign or foreign invested enterprises under PRC law and accordingly are ineligible for a license to operate restaurants and food services. In order to expand our restaurant and food services and still be in compliance with these regulations, in July 2004, the Company established YI WAN BEIJING Restaurants Management Ltd. (“YI WAN BEIJING”), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of YI WAN BEIJING (“YI WAN BEIJING Interest Holders”) to operate our restaurant business. Pursuant to an Equity Trust Agreement, the Company transferred RMB 100,000 to the YI WAN BEIJING Interest Holders which was used to form and capitalize YI WAN BEIJING. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in YI WAN BEIJING (the “Equity Interests”) in trust for the benefit of Yi Wan Group, Inc. The YI WAN BEIJING Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the YI WAN BEIJING Interest Holders will be required to transfer the Equity Interest to the Company. Further the YI WAN BEIJING Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from YI WAN BEIJING with respect to the Equity Interest to the Company. Finally, the YI WAN BEIJING Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such YI WAN BEIJING Interest Holders have with respect to their ownership interest in YI WAN BEIJING. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the YI WAN BEIJING Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

Our variable interest entity, YI WAN BEIJING, a fast food restaurant operation, suffered losses since its opening due to insufficient sales volume. The Company decided to sell its operating location and entered into an agreement with Beijing Le Jie Shi Restaurant limited (LE JIE SHI) on March 23, 2005. The agreement specified that YI WAN BEIJING agreed to sell its operating location to LE JIE SHI for $9,680. The transaction included the operating location, all air conditioning equipment, certain restaurant equipment and inventory. LE JIE SHI deposited $6,050 on March 23, 2005 with the remaining balance of $3,630 to be paid when the agreement is finalized in April 2005. In addition, the lessor of the operating location agreed to terminate the lease agreement with YI WAN BEJING and entered into a new lease agreement with LE JIE SHI. As a result of the transaction, the Company recorded a loss of $53,940 which is included in the accompanying consolidated statements. The loss composed of leasehold improvements of $50,134, equipment of $3,076 and inventory of $730.

YI WAN BEIJING is currently seeking a suitable new operating location in Beijing City for the “Diyikou” brand fast-food restaurant.

Note 17 - Subsequent Event

The Company will be opening a new restaurant at the end of May 2005 in Zheng Zhou City.

Note 18 - Segment Information

YWG includes four major operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents revenues and other financial information by business segment for the periods presented:

	Hotel	Telecommu- nication equipment	YI WAN BEIJING	Intersegment elimination	Totals
Total Assets:

March 31, 2005	$27,354,576	$6,067,140	$60,915	$(2,673,814)	$30,808,817

December 31, 2004	$26,572,863	$6,129,409	$160,484	$(2,631,038)	$30,231,718

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Segment Information, (continued)

	HOTEL
	Restaurant	Lodging	Entertain- ment	Subtotals	Telecommu- nication equipment	Yi Wan Beijing resturant	Intersegment elimination	Totals
Three months ended March 31, 2005

Net sales	$1,277,324	$550,828	$477,391	$2,305,543	$7,419	$39,603	$—	$2,352,565
Cost of sales	613,991	36,417	70,861	721,269	7,868	19,222		748,359
Gross profit	663,333	514,411	406,530	1,584,274	(449)	20,381		1,604,206
Operating expenses	182,777	106,517	131,368	420,662	50,055	75,378		546,095
Depreciation and
amortization				334,621	10,175	4,189		348,985
Unallocated expenses				239,673			105,626	345,299
Income from operations	$480,556	$407,894	$275,162	589,318	(60,679)	(59,186)	(105,626)	363,827
Interest income				7,133	5,010	736		12,879
Other income (expense)				(2,484)		(56,109)		(58,593)
Provision for income tax				(205,930)				(205,930)
Income before minority interest				$388,037	$(55,669)	$(114,559)	$(105,626)	$112,183

Three months ended March 31, 2004

Net sales	$1,277,559	$533,136	$565,518	$2,376,213	$465,508	$—	$—	$2,841,721
Cost of sales	655,244	53,807	87,269	796,320	299,999			1,096,319
Gross profit	622,315	479,329	478,249	1,579,893	165,509			1,745,402
Operating expenses	159,898	92,067	129,973	381,938	67,801			449,739
Depreciation and
amortization				322,387	43,445			365,832
Unallocated expenses				210,678			97,196	307,874
Income from operations	$462,417	$387,262	$348,276	664,890	54,263		(97,196)	621,957
Interest income				4,944	3,876			8,820
Other income (expense)				(4,331)				(4,331)
Provision for income tax				(216,972)	(19,645)			(236,617)
Income before minority interest				$448,531	$38,494	$—	$(97,196)	$389,829

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GENERAL

Yi Wan Group operates two lines of businesses, a hotel & restaurant business and a telecommunications business, through ownership of three Chinese business entities. We own a 90% interest in Jiaozuo Yi Wan Hotel Company Limited (“JIAZUO”), an 80% interest in Qinyang Yi Wan Hotel Company Limited (“QINYANG”) and a 100% interest in Shun De Yi Wan Communications Equipment Plant Co., Ltd.

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

In order to expand our restaurant and food services and still be in compliance with the regulations of the People's Republic of China ("PRC") with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. ("YI WAN BEIJING"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing ("Yi Wan Beijing Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB 100,000 to the Yi Wan Beijing Interest Holders that was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further, the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provide that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company. The restaurant managed by Yi Wan Beijing serves Hong Kong style fast foods and is located in the city of Beijing, PRC. The restaurant operation suffered losses since its opening due to insufficient sales volume. On March 23, 2005, the Company sold its current operating location, all air conditioning equipment, certain restaurant equipment and inventory to a third party. The company is currently seeking a new, more suitable operating location in Beijing City to continue on with our Hong Kong style fast foods restaurant.

Through our Jiaozuo Yi Wan Hotel Company, we have made an investment to set up a luxury restaurant in Zhengzhou City, the capital of Henan Province, PRC. To comply with the PRC's regulations with respect to ownership of food and restaurant services, the Company will set up a variable interest entity with the same structure as Yi Wan Beijing that will legally own and operate this restaurant.

RESULTS OF OPERATIONS

Presented below are the Company's consolidated statements of operations for the periods indicated:

	Three months ended March 31,2005	Three months ended March 31,2004
	(Unaudited)	(Unaudited)

NET SALES	$2,352,565	$2,841,721

COST OF SALES	748,359	1,096,319

GROSS PROFIT	1,604,206	1,745,402

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,240,379	1,123,445

INCOME FROM OPERATIONS	363,827	621,957

OTHER INCOME (EXPENSE):
Interest income	12,879	8,820
Other income (expense)	(58,593)	(4,331)
Total other (expense), net	(45,714)	4,489

INCOME FROM OPERATIONS BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST	318,113	626,446

PROVISION FOR INCOME TAXES	205,930	236,617

INCOME BEFORE MINORITY INTEREST	112,183	389,829

MINORITY INTEREST	(43,296)	(51,672)

NET INCOME	68,887	338,157

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	—	330

COMPREHENSIVE INCOME	$68,887	$338,487

EARNINGS PER SHARE, BASIC AND DILUTED	$—	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES	16,861,250	16,506,250

As of March 31, 2005, we had $3,454,801 of retained earnings. As of March 31, 2005, we had cash of $5,394,259 and total shareholders' equity of $20,550,046. For the three months ending March 31, 2005, we had revenues of $2,352,565 and general, administrative and sales expenses of $ 1,240,379.

Consolidated results

(1)
SALES. Consolidated sales decreased by $489,156, or approximately 17.21%, from $2,841,721 for the three months ended March 31, 2004 to $2,352,565 for the three months ended March 31, 2005. The 17.21% decrease was a direct result of a decrease in sales to our telecommunications business of $458,089. We failed to launch new products in the telecommunication sector. Production in our telecommunication business was suspended and the sales were only generated from the existing inventory.  Our hotel and restaurant business was also affected by the divergence of our source of tourists and this lead to a slight reduction in income of $70,670 for our hotel and restaurant business. There was an increase in the number of hotels and entertainment establishments built near our locations and there has been an increase in competition for the sauna services. Over the past period, our competition has increased the quality of their services and their facilities that compete with our entertainment line of business. We believe some customers prefer to go to the newly built facilities, and this has lead to the decrease in sales in our entertainment line of business. However, overall, we believe that our hotels continue to provide the highest quality of services.

(2)
COST OF GOODS SOLD. Consolidated cost of goods sold decreased by $347,960, from $1,096,319 for the three months ended March 31, 2004 to $748,359 for the three months ended March 31, 2005. Cost of goods sold as a percentage of sales decreased to 31.81% for the three months ended March 31, 2005, from 38.58% for the three months ended March 31, 2004. This decrease was primarily a result of the decreased activity in our telecommunication business. As customers have gradually adapted to new telecommunication products and technology, our telecommunication business product line is becoming dated. The Company’s current sources of sales are from customers with long-time relationships with the Company and is for their maintenance spare parts and accessories. As a result of only limited sales in the telecommunications business, correspondingly there was only a small amount of cost of sales for this business, therefore reducing the overall cost of goods sold amount.

(3)
GROSS PROFIT. Consolidated gross profit decreased by $141,196, from $1,745,402 for the three months ended March 31, 2004 to $1,604,206 for the three months ended March 31, 2005. Gross profit as a percentage of sales increased to 68.19% for the three months ended March 31, 2005 from 61.42% for the three months ended March 31, 2004. The decrease in gross profit was a direct result of the decrease in sales in our telecommunication business as explained above. The increase in gross profit as a percentage of sales was mainly attributable to there being fewer sales in our telecommunications business which historically had smaller profit margins. In addition, the increase in gross profit as a percentage of sales was also a result of a decrease in our cost of certain raw materials in our hotel and restaurant business. This includes a decrease in prices for meat, eggs, vegetables, and rice in comparison to the same period in 2004.

(4)
SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by $116,934, from $1,123,445 for the three months ended March 31, 2004 to $1,240,379 for the three months ended March 31, 2005. The selling and administrative expenses as a percentage of sales increased to 52.72% for the three months ended March 31, 2005 from 39.53% for the three months ended March 31, 2004.  The increase in selling and administrative expenses as a percentage of sales is mainly attributed to the lack of sales in the telecommunication business. The dollar increase is primarily a result of an increase in certain corporate expenses in our hotel and restaurant business, such as the increase of water and electricity prices, an increase in certain hotel materials usage, and the increased cost of payroll, social welfare and stage performance expenses in our hotel and restaurant business.

(5)
NET INCOME. Consolidated net income decreased by $269,270, or approximately 79.63%, from $338,157 for the three months ended March 31, 2004 to $68,887 for the three months ended March 31, 2005. The decrease was mainly due to: (1) a decrease in sales and increase in expenses related to our telecommunications business; and (2) operating expenses and disposal of our location and equipment in our YI WAN BEIJING restaurant business.

Segmented results

(1)	SALES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

Hotel operations: Sales decreased by $70,670, or approximately 2.97%, from $2,376,213 for the three months ended March 31, 2004 to $2,305,543 for the three months ended March 31, 2005. The 2.97% decrease was a result of an increase in competition in the hotel and restaurant business. There was an increase in the number of hotels and entertainment establishments built near our locations. Competition especially increased for the sauna services, as a result sales have been affected by the divergence of our source of customers, which has lead to the decrease in sales.

Telecommunication operations: Sales decreased by $458,089, or approximately 98.41%, from $465,508 for the three months ended March 31, 2004 to $7,419 for the three months ended March 31, 2005. The 98.41% decrease was a result of the current suspended production. At present, the Company's products and technology are out of date. Our customers are gradually adapting to new products and technology, and this has lead to a decrease in purchases from the Company's current product line. In addition, the Company is not currently competitive in the telecommunications industry and the potential development of new products or upgrades of our current products are unlikely to occur. The Company is currently seeking new investments and a new operating direction for our Telecommunications business.

Yi Wan Beijing restaurant: Sales were $39,603 for the three months ended March 31, 2005. The sales volume from our YI WAN BEIJING restaurant business was not as expected. We have entered into a transaction to dispose of our current location. We are not expecting any more sales to be generated from our current location. We are currently searching for a new operating location in Beijing City to continue our fast-food chain business. However, as we have not yet identified an appropriate location, the operating activity is temporarily suspended.

(2)	COST OF GOODS SOLD. An itemization of each operating unit's data and an explanation of significant changes is as follows:

Hotel operations: Cost of goods sold decreased by $75,051, from $796,320 for the three months ended March 31, 2004 to $721,269 for the three months ended March 31, 2005. Cost of goods sold as a percentage of sales decreased to 31.28% for the three months ended March 31, 2005 from 33.51% for the three months ended March 31, 2004. The 2.23% decrease in cost of goods sold as a percentage of sales is attributable to a decrease in our cost of certain raw materials, such as meat, eggs, vegetables and rice, and our decreased usage of high cost raw materials, such as tobacco and liquor, in comparison to the same period in 2004.

Telecommunication operations: Cost of goods sold decreased by $292,131, from $299,999 for the three months ended March 31, 2004 to $7,868 for the three months ended March 31, 2005. Cost of goods sold as a percentage of sales decreased to 106.06% for the three months ended March 31, 2005 from 64.45% for the three months ended March 31, 2004. The 97.38% decrease was a result of the suspended production and sales decreases, which contributed to the decrease in cost of sales.

Yi Wan Beijing restaurant: Cost of goods sold is $19,222 for the three months ended March 31, 2005. Cost of goods sold as a percentage of sales is 48.53% for the three months ended March 31, 2005.

(3)	GROSS PROFIT. An itemization of each operating unit's data and an explanation of significant changes is as follows:

Hotel operations: Gross profit increased by $4,381, from $1,579,893 for the three months ended March 31, 2004 to $1,584,274 for the three months ended March 31, 2005. As a percentage of sales, gross profit increased from 66.49% for the three months ended March 31, 2004 to 68.71% for the three months ended March 31, 2005. The 2.22% increase in gross profit as a percentage of sales resulted mainly from a decrease in the cost of certain raw materials, such as meat, eggs, vegetables, and rice in comparison to the same period in 2004. In addition, tobacco and liquor have historically comprised a larger portion of the costs of sales, but where we increased our sales was in lodging with higher room rates and volume compared with the same period in 2004. During the three months ended March 31, 2004, there were more longer-term lodging visitors and higher tobacco and liquor sales volume, room rates were lower and our cost of sales were higher. However, there were more shorter-term lodging visitors staying in the first three months of 2005 with lower sales of tobacco and liquor.

Telecommunication operations: Gross profit decreased by $165,958, from $165,509 for the three months ended March 31, 2004 to a loss of $449 for the three months ended March 31, 2005. As a percentage of sales, gross profit decreased from 35.55% for the three months ended March 31, 2004 to -6.05% for the three months ended March 31, 2005. The 41.6% decrease in gross profit as a percentage of sales was the result of the Company reducing its selling prices on certain items to lower than cost in order to sell more of its inventory stock. Any additional inventory items expected to be sold at or below cost have been written down to their expected net realizable value as of March 31, 2005.

Yi Wan Beijing restaurant: Gross profit is $20,381 for the three months ended March 31, 2005. Gross profit as a percentage of sales is 51.46% for the three months ended March 31, 2005.

(4)	SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit's data and an explanation of significant changes are as follows:

Hotel operations: Selling and administrative expenses increased by $79,953, from $915,003 for the three months ended March 31, 2004 to $994,956 for the three months ended March 31, 2005. Selling and administrative expenses as a percentage of sales increased to 43.15% for the three months ended March 31, 2005 from 38.51% for the three months ended March 31, 2004. This 4.64% increase was a result of an increase in certain corporate expenses such as the increase of water and electricity prices, an increase in certain hotel materials usage, and the increased cost of payroll, social welfare, and stage performance expenses as explained above.

Telecommunication operations: Selling and administrative expenses decreased by $51,016, from $111,246 for the three months ended March 31, 2004 to $60,230 for the three months ended March 31, 2005. Selling and administrative expenses as a percentage of sales increased to 811.83% for the three months ended March 31, 2005 from 23.9% for the three months ended March 31, 2004. The 787.93% increase in selling and administrative expenses as a percentage of sales was a direct result of the significant decrease in sales.

Yi Wan Beijing restaurant: Selling and administrative expenses are $79,567 for the three months ended March 31, 2005. The operating expense mainly consists of rental expense. We were unable to operate effectively and to generate a profit mainly due to the high rental expense and lower than expected business volume. We have entered into a transaction to dispose of our current location. We are currently searching for a new location in Beijing City to continue our fast-food chain business as explained above.

(5)	INCOME BEFORE MINORITY INTEREST. An itemization of each operating unit's data and further explanations of significant changes are as follows:

Hotel operations: Income before minority interest decreased by $60,494, from $448,531, or 18.88% of sales, for the three months ended March 31, 2004 to $388,037, or 16.83% of sales, for the three months ended March 31, 2005. The decrease as a percentage of sales was a result of a decrease in sales in our entertainment line of services and the increased cost of certain operating expenses as explained above.

Telecommunications operations: Income before minority interest decreased by $94,163, from $38,494 or 8.27% of sales, for the three months ended March 31, 2004 to a net loss of $55,669, or -750.36% of sales, for the three months ended March 31, 2005. The decrease was a result of the Company reducing its selling price to lower than cost for certain items sold in order to sell more of its inventory stock as explained above, and the incurrence of fixed operating expenses.

Yi Wan Beijing restaurant: Income before minority interest is at a loss of $114,559, or -289.27% of sales, for the three months ended March 31, 2005. YI WAN BEIJING has suffered losses since this restaurant’s opening due to high operating costs and insufficient sales volume. We have entered into a transaction to dispose of our current location. We are currently searching for a new location in Beijing city to continue our fast-food chain business as explained above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, net cash provided by operating activities was $67,381; net cash used in investing activities was $177,636; and net cash by financing activities was $331,074.

As of March 31, 2004, net cash provided by operating activities was $903,566; net cash used in investing activities was $170,899; and net cash used in financing activities was $1,210.

Net cash provided by operating activities decreased by $836,185 to $67,381 for the three months ended March 31, 2005, representing a decrease of approximately 92.54%. The decrease was mainly due to the increase in funds advanced to related parties for the purchase of construction materials and facility equipment upgrade materials for our hotel and restaurant business.

Net cash used in investing activities increased by $6,737 to $177,636 for the three months ended March 31, 2005. This represents a 3.94% increase from the $170,899 net cash used for the same period in 2004. The increase was mainly due to the additional funds used for construction expenses in our investment on the new Zhengzhou restaurant.

Net cash provided by financing activities increased by $332,284 to $331,074 for the three months ended March 31, 2005, representing a 27461% increase, compared to $1,210 used in financing activities for the same period in 2004. The increase was mainly due to the Company obtaining a bank loan during this period for the purpose of lending the money to a 20% shareholder of QINYANG, the Qin Yang Local Government.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of the Hotel and Restaurant and Telecommunications business' existing business model in China, and the general overhead and personnel related expenses in support of this implementation; (2) continued promotional activities to increase hotel related revenues; (3) the development costs of the hotel operations in China; (4) the payment of cash contributions to the joint ventures under the existing agreements; and (5) payments due to some of the subsidiaries' former equity owners. We do not have any material commitments for capital expenditures as of March 31, 2005. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2005 fiscal year. Our Jiaozuo Yi Wan hotel expects to open one restaurant in Zhengzhou City and one restaurant in Beijing under our "Yi Wan” brand over the next three years. Our Yi Wan Beijing Hotel Management Co., Ltd. expects to open four or six Restaurants under our new “Diyikou” brand fast-food chain in Beijing and Shanghai over the next five years.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for the Hotel and Restaurant business and our Telecommunications business came from shareholders' contributions and are as follows: (1) Hotel and Restaurant business: $11,960,000; and (2) Telecommunications business: $1,580,000. No bank loans were obtained for the Hotel and Restaurant or Telecommunications businesses. We have to make capital contributions to our subsidiaries and have met the capital registration requirements. An investment requirement we have yet to meet is the $4,932,273 due to joint venture’s former partners. The balance is to be funded from the profits generated from the operations of the subsidiaries and, if necessary, equity financing. There is no assurance; however, that equity financing can be obtained for the above purposes. The joint venture’s former partners extended the September 2004 payment date to June 2006 for capital contributions. We intend to fund the hotel and restaurant's capital improvements from the positive cash flow generated from hotel operations.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. These companies buy and sell products in China using Chinese Renminbi as the functional currency. Based on China government regulation, all foreign currencies under the category of current accounts can be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates; however, unforeseen developments may cause a significant change in exchange rates.

OFF-BALANCE SHEET ARRANGEMENTS

None.

REORGANIZATION OF OPERATION OF RESTAURANT BUSINESS

In order to expand our restaurant and food services and still be in compliance with the regulations of the People's Republic of China ("PRC") with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. ("YI WAN BEIJING"), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing ("Yi Wan Beijing Interest Holders") to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB 100,000 to the Yi Wan Beijing Interest Holders that was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the "Equity Interests") in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further, the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

YI WAN BEIJING has suffered losses since the opening of the Beijing Diyikou fast food restaurant due to insufficient sales volume. The Company decided to sell its operating location and entered into an agreement with Beijing Le Jie Shi Restaurant limited (LE JIE SHI) on March 23, 2005. The agreement specified that YI WAN BEIJING agreed to sell its operating location to LE JIE SHI for $9,680. The transaction included the operating location, all air conditioning equipment, certain restaurant equipment and inventory. LE JIE SHI deposited $6,050 on March 23, 2005 with the remaining balance of $3,630 to be paid when the agreement is finalized in April 2005. In addition, the lessor of the operating location agreed to terminate the lease agreement with YI WAN BEJING and entered into a new lease agreement with LE JIE SHI. As a result of the transaction, the Company recorded a loss of $53,940, which is included in the accompanying consolidated statements. The loss consisted of the leasehold improvements costs of $50,134, equipment costs of $3,076 and inventory costs of $730. YI WAN BEIJING is currently seeking a new, more suitable operating location in Beijing City for the “Diyikou” brand fast-food restaurant.

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

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	EXHIBITS

3(i)	Articles of Incorporation of the Registrant*
3(ii)	Bylaws of the Registrant*
3.1	Jiaozuo Yi Wan Hotel Co., Ltd. Articles of Association*
3.2	Shunde Yi Wan Communication Equipment Plant Co., Ltd. Articles of Association*
4	Form of common stock Certificate of the Registrant*
10.1	Form of Employment Agreement Jiaozuo Yi Wan Hotel Co., Ltd.*
10.2	Form of Employment Agreement Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
10.3	Land Use Permits of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
10.4	Land Use Permits of Jiaozuo Yi Wan Hotel Co., Ltd.*
10.5	Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
10.6	Agreement of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
10.7	Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Ltd., Co. on the Transfer of Equity Shares**
10.8	Agreement of Jiaozuo Yi Wan Hotel Co., Ltd. on the Transfer of Equity Shares**
10.9	Transfer of Stock Rights and Property Rights Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.***

10.10	Qinyang Yi Wan Hotel Co., Ltd. Joint Venture Contract***
10.11	Joint Venture Contract with Qinyang Hotel***
10.12	Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about Building Qinyang Yi Wan Hotel Co., Ltd.***
10.13	Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***
10.14	Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***
10.15	Consulting Agreement, dated as of April 15, 2004, between Yi Wan Group, Inc. and Stanley Wunderlich, an individual*****
10.16	Consulting Agreement, dated as of June 15, 2004, between Yi Wan Group, Inc. and Yale Yu, and individual*****
10.17	Equity Trust Agreement, dated July 30, 2004, Cheng Wan Qing, Cheng Wan Ming and Yi Wan Group******
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Application for the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.****
99.2	Reply to the Transfer of the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.****
_____________
*	Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC File No. 000-33119, hereby incorporated by reference.
**	Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC File No. 000-33119
***	Denotes previously filed exhibit, filed with Form 10-K on 4/16/03, SEC File No. 000-33119, hereby incorporated by reference.
****	Denotes previously filed exhibit, filed with Form 10-K on 3/30/04, SEC File No. 000-33119, hereby incorporated by reference
*****	Denotes previously filed exhibit, filed with Form S-8 on 6/30/04, SEC File No. 000-33119, hereby incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YI WAN GROUP, INC. (Registrant)

Date: May 16, 2005	By:	/s/ Cheng Wan Ming
Name: Cheng Wan Ming
Title: President and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Wu Zeming
Name: Wu Zeming
Title: Chief Financial Officer