Form 10-Q
period 2005-06-30
YI WAN GROUP INC
filed 2005-08-22
CIK 1157667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  000-33119

YI WAN GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	33-0960062
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 189 Minzhu Middle Road, Jiaozuo, Henan, P.R.C.	N/A
(Address of principal executive offices)	(Zip Code)

(86) 0391-2616666
(Registrant’s telephone number, including area code)

101 E. 52 Street, 9th Floor, New York, New York  10022
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

The number of shares outstanding of the issuer’s common stock as of August 11, 2005 was 16,861,250.

TO QUARTERLY REPORT ON FORM 10-Q
FOR YEAR ENDED JUNE 30, 2005

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS
	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$5,616,835	$5,173,440
Accounts receivable, net of allowance for doubtful accounts of $4,600 at June 30, 2005 and December 31, 2004	766,681	921,920
Due from related parties	1,970,284	1,366,789
Inventories	342,191	354,206
Prepaid expenses	78,917	69,667
Prepaid expenses - related parties	302,500	–
Total current assets	9,077,408	7,886,022

BUILDINGS, EQUIPMENT AND AUTOMOBILES, net	17,786,323	17,107,229

OTHER ASSETS:
Intangible asset, net	1,515,744	1,540,683
Equipment held for sale	–	258,359
Deposits	–	33,680
Other non-current assets	272,916	235,745
Due from related parties	2,323,000	2,323,000
Restaurant investment	–	847,000
Total other assets	4,111,660	5,238,467

Total assets	$30,975,391	$30,231,718

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$278,174	$211,574
Accrued liabilities	818,848	734,784
Wages and benefits payable	177,525	196,852
Sales tax payable	893,423	889,351
Income taxes payable	770,170	774,420
Due to shareholders	58,715	58,715
Due to prior owners of joint ventures	4,932,273	4,932,273
Notes payable	353,420	35,607
Total current liabilities	8,282,548	7,833,576

MINORITY INTEREST	2,096,200	2,024,000

SHAREHOLDERS’ EQUITY:
Common stock, no par value, authorized 50,000,000 shares, 16,861,250 shares issued and outstanding	10,078	10,078
Paid-in-capital	5,577,971	5,575,188
Statutory reserves	11,371,353	11,371,353
Retained earnings	3,500,007	3,280,289
Accumulated other comprehensive income	137,234	137,234
Total shareholders’ equity	20,596,643	20,374,142

Total liabilities and shareholders’ equity	$30,975,391	$30,231,718

The accompanying notes are an integral part of this statement.

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES
Food and beverage	$1,312,628	$1,300,314	$2,629,554	$2,577,873
Rooms	572,021	643,889	1,122,849	1,177,025
Entertainment and other	379,802	457,372	857,193	1,022,890
Telecommunications	4,545	556,910	11,964	1,022,418
Total sales	2,268,996	2,958,485	4,621,560	5,800,206

COST OF SALES
Food and beverage	639,393	669,557	1,272,605	1,324,801
Rooms	38,378	41,670	74,795	95,477
Entertainment and other	51,285	66,895	122,146	154,164
Telecommunications	4,726	333,759	12,594	633,757
Total cost of sales	733,782	1,111,881	1,482,140	2,208,199

GROSS PROFIT	1,535,214	1,846,604	3,139,420	3,592,007

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,146,878	1,128,359	2,387,257	2,251,804

INCOME FROM OPERATIONS	388,336	718,245	752,163	1,340,203

OTHER INCOME (EXPENSE):
Interest income	112	9,609	12,260	18,430
Other income (expense)	(245,920)	(7,058)	(303,781)	(11,389)
Total other income (expense), net	(245,808)	2,551	(291,521)	7,041

INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	142,528	720,796	460,642	1,347,244

PROVISION FOR INCOME TAXES	138,836	266,390	344,766	503,007

INCOME BEFORE MINORITY INTEREST	3,692	454,406	115,876	844,237

MINORITY INTEREST	(28,904)	(53,038)	(72,200)	(104,710)

NET INCOME (LOSS)	(25,212)	401,368	43,676	739,527

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	–	(19,363)	–	(19,033)

COMPREHENSIVE INCOME (LOSS)	$(25,212)	$382,005	$43,676	$720,494

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.001)	$0.023	$0.003	$0.044

WEIGHTED AVERAGE NUMBER OF SHARES	16,861,250	16,509,861	16,861,250	16,508,046

The accompanying notes are an integral part of this statement.

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

						Accumulated
						other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income	Totals

BALANCE, December 31, 2003, audited	16,506,250	$10,078	$5,115,222	$10,655,821	$3,480,712	$137,016	$19,398,849
Net income					739,527		739,527
Additions to paid in capital (land use right)			2,778				2,778
Stock issued for future services	325,000		422,500				422,500
Deferred charge for future services					(387,292)		(387,292)
Foreign currency translation adjustments						(19,033)	(19,033)
BALANCE, June 30, 2004, unaudited	16,831,250	10,078	5,540,500	10,655,821	3,832,947	117,983	20,157,329
Net income					(48,376)		(48,376)
Additions to paid in capital (land use right)			2,788				2,788
Registered capital of Yi Wan Beijing			12,100				12,100
Amortization of deferred charge for future services					211,250		211,250
Stock issued for consultant services	30,000		19,800				19,800
Adjustment to statutory reserves				715,532	(715,532)		–
Foreign currency translation adjustments						19,251	19,251
BALANCE, December 31, 2004, audited	16,861,250	10,078	5,575,188	11,371,353	3,280,289	137,234	20,374,142
Net income					43,676		43,676
Additions to paid in capital (land use right)			2,783				2,783
Amortization of deferred charge for future services					176,042		176,042
BALANCE, June 30, 2005, unaudited	16,861,250	$10,078	$5,577,971	$11,371,353	$3,500,007	$137,234	$20,596,643

The accompanying notes are an integral part of this statement.

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,676	$739,527
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	72,200	104,710
Depreciation	686,114	689,806
Amortization	24,939	25,734
Amortization of consulting services	176,042	35,209
Loss on improvements and equipment disposals	55,094	–
Write down of equipment held for sale	247,832	–
Land use cost	2,783	2,778
Deferred tax asset	–	87
Foreign currency translation adjustment	–	(19,033)
(Increase) decrease in assets:
Accounts receivable	155,239	90,334
Due from related parties	(603,495)	158,077
Inventories	12,015	19,446
Prepaid expenses	(9,250)	(3,120)
Prepaid expenses - related parties	(302,500)	–
Deposits	33,680	–
Other non-current assets	(37,168)	(384,549)
Increase (decrease) in liabilities;
Accounts payable	66,600	(34,430)
Accounts payable - related party	–	(56,540)
Accrued liabilities	84,064	212,794
Wages and benefits payable	(19,327)	8,949
Sales tax payable	4,072	14,690
Income taxes payable	(4,250)	(199,633)
Due to Shareholder	–	(247)
Net cash provided by operating activities	688,360	1,404,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	21,285	–
Purchases of improvements and equipment	(1,189,063)	(369,513)
Additions to construction in progress	(242,000)	–
Restaurant investment	847,000	(118,983)
Net cash used in investing activities	(562,778)	(488,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	338,800	–
Repayments on notes payable	(20,987)	(5,167)
Net cash provided by (used in) financing activities	317,813	(5,167)

INCREASE IN CASH	443,395	910,926

CASH, beginning of period	5,173,440	3,365,842

CASH, end of period	$5,616,835	$4,276,768

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

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business, (continued)

In May 2005, the Company established YI WAN ZHENGZHOU Restaurants Management Co., Ltd. (YI WAN ZHENGZHOU), a variable interest entity, through three designated directors (Mr. Cheng Wan Ming is the Company’s president and Chairman of the Board, Ms. Minhong Cen is a member of the Board of Directors of the Company and Mr. Chen Hong is the Vice-Chairman of Board of Jiaozuo Yi Wan Hotel Co., Ltd.) who are PRC citizens and legally own YI WAN ZHENGZHOU (“Yi Wan Zhengzhou Interest Holders”) to operate the restaurant business. Pursuant to an Equity Trust Agreement, the Company transferred RMB 3,010,000 or approximately $365,000 to the YI WAN ZHENGZHOU (the” Equity Interests”) in trust for the benefit of the Company. The Yi Wan Zhengzhou Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Zhengzhou Interest Holders will be required to transfer the Equity Interest to distribute any and all dividends, distributions or other payments received from YI WAN ZHENGZHOU with respect to the Equity Interest to the Company. Finally, the Yi Wan Zhengzhou Interest Holders granted irrevocable proxies to two directors of the Company to their ownership interest in YI WAN ZHENGZHOU. The irrevocable proxies further provide that if such two directors cease to be employees of the Company, the Yi Wan Zhengzhou Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company. Yi Wan Group, Inc is the primary beneficiary of YI WAN ZHENGZHOU business operations and qualifies to be consolidated under FIN 46(R).

Note 2 - Basis of presentation

The reporting entity

The consolidated financial statements of Yi Wan Group, Inc. and subsidiaries (referred to as the Company or YWG in the accompanying consolidated financial statements) include the activities and financial transactions of its subsidiaries and variable interest entities, which are as follows:

Percentage
Subsidiary	Ownership

Shun De Yi Wan Communication Equipment
Plant Co., Ltd. (TELECOMMUNICATIONS)	100%
Jiao Zuo Yi Wan Hotel Co., Ltd. (HOTEL)	90
Qinyang Yi Wan Hotel Co., Ltd. (QINYANG)	80

Variable interest entity

Yi Wan Beijing Hotel Management Co., Ltd.	(YI WAN BEIJING)
Yi Wan Zhengzhou Restaurants Management Co., Ltd.	(YI WAN ZHENGZHOU)

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of presentation, (continued)

Basis of presentation

The consolidated financial statements represent the activities of Yi Wan Group, Inc. and its subsidiaries and variable interest entities. The consolidated financial statements of YWG include its subsidiaries HOTEL, TELECOMMUNICATIONS and QINYANG and its variable interest entities YI WAN BEIJING and YI WAN ZHENGZHOU. All significant inter-company accounts and transactions have been eliminated in the consolidation.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46(R)), which requires the consolidation of certain variable interest entities. FIN No. 46(R) is effective for all nonpublic entities immediately to variable interest entities or potential variable interest entities created after December 31, 2003. The Company has applied FIN 46(R) and consolidated its variable interest entities since their inception.

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

Foreign currency translation

The reporting currency of YWG is the U.S. dollar. The Company’s foreign subsidiaries use their local currency, Renminbi, as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations of the subsidiaries as incurred. These amounts are not material to the financial statements.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies, (continued)

Revenue recognition

The HOTEL’s, QINYANG’s, YI WAN BEIJING’s, and YI WAN ZHENGZHOU’s revenues are recognized when the rooms are occupied or when the guests utilize the services of the hotel and restaurant.

The TELECOMMUNICATIONS recognizes its revenue when the risk of loss for the product sold passes to the customers, which is when goods are installed at the customers’ premises and testing of the product is completed and accepted by the customers.

Note 4 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of YWG and its subsidiaries TELECOMMUNICATIONS, HOTEL, and QINYANG and its variable interest entities YI WAN BEIJING and YI WAN ZHENGZHOU. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles have been condensed or omitted. YWG believes the disclosures made are adequate to ensure the information presented is not misleading. The condensed consolidated financial statements should be read in conjunction with YWG’s consolidated financial statements for the year ended December 31, 2004 and notes thereto included in YWG’s Form 10-K which was filed with the Securities and Exchange Commission on April 15, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations for the three months and six months ended June 30, 2005 and 2004, respectively. Interim results are not necessarily indicative of an entire year of performance because of the impact of seasonal and short-term variations.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis and consist of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

HOTEL and QINYANG inventories	$191,806	$206,473
YI WAN BEIJING inventories		2,634
YI WAN ZHENGZHOU inventories	43,532
TELECOMMUNICATIONS inventories	106,853	145,099
Total inventories	$342,191	$354,206

The HOTEL, QINYANG, YI WAN BEIJING, YI WAN ZHENGZHOU inventories consist of food products, alcohol, beverages and supplies.

At June 30, 2005, TELECOMMUNICATION’s inventories consisted of raw materials, work in process, and finished goods, which amounted to $43,034, $31,267, and $32,552, respectively, net of allowance for inventory reserve.

Note 6 - Buildings, equipment and automobiles

Buildings, equipment, and automobiles are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2005 and 2004 amounted to $686,114 and $689,806 respectively. Estimated useful lives of the assets are as follows:

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

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Buildings, equipment and automobiles, (continued)

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2005, the Company expects these assets to be fully recoverable.

Buildings, equipment and automobiles consist of the following at:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Buildings and improvements	$22,757,133	$22,008,539
Furniture and equipment	5,381,198	5,031,988
Automobiles	246,724	246,724
Construction in progress	296,674	69,504
Totals	28,681,729	27,356,755
Less accumulated depreciation	10,895,406	10,249,526
Buildings, equipment and automobiles, net	$17,786,323	$17,107,229

Note 7 - Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The HOTEL has purchased the Right to use the land for 40 years from the government for a fee in the amount of $1,570,000. The Hotel’s Right (Land Use Certificate) is registered under the name of one of the joint venture partners, Shun’ao Industry & Commerce Company, Ltd. The HOTEL is in the process of applying for the name change of the Right. Management expects the change will be finalized in 2006.

QINYANG has obtained its land use rights from its 20% joint venture partner as a capital contribution in the amount of approximately $228,000 and purchased the other Right for the amount of approximately $88,000. The Rights to use the land are for 30 years.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Intangible assets, (continued)

The Rights for both hotels have been classified as an intangible asset on the accompanying financial statements and are being amortized using the straight-line method over the life of the Rights. Amortization expense for the six months ended June 30, 2005 and 2004 amounted to $24,939 and $25,734, respectively.

In March 1995, one of the shareholders of YWG purchased the land use right for 50 years where the TELECOMMUNICATIONS’ operating facilities are located. Neither the title nor the Right has been transferred to TELECOMMUNICATIONS, nor is TELECOMMUNICATIONS being charged for using the land. However, the owner has assigned the Right to TELECOMMUNICATIONS for the remaining years. The original cost of the land use right amounted to $277,800 and is being recognized as an expense annually and as a capital contribution. The Right is being amortized over 50 years and the expense for the six months ended June 30, 2005 and 2004 amounted to $2,783 and $2,778, respectively.

Note 8 - Notes payable

Notes payable represents amounts due to construction contractors and a bank. They are due on demand or normally within one year. Notes payable consisted of the following at:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Notes payable to various vendors, unsecured, due on demand, no interest	$14,620	$35,607

Note payable from National Agriculture Bank, due on February 15, 2006. Monthly interest only payments of 8.37% per annum, secured by buildings with a carrying amount of approximately $2,000,000	338,800	–
Totals	$353,420	$35,607

The proceeds from the note payable to National Agriculture Bank as of June 30, 2005, were loaned to the City of Qin Yang Local Government (CITY), a related party. In return for this loan, CITY used its 20% interest in QIN YANG as a guarantee for the loan repayment. The amount loaned to CITY was recorded in the current portion of due from related parties on the accompanying consolidated balance sheet as of June 30, 2005 and is further explained in Note 12.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $344,766 and $507,734 for the six months ended June 30, 2005 and 2004, respectively. Interest expense paid amounted to $10,492 and $0 for the six months ended June 30, 2005 and 2004, respectively.

Note 10 - Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. Basic and diluted earnings per share are calculated based on the weighted average number of common stock issued and outstanding. The weighted average numbers of shares are 16,861,250 and 16,508,046 shares for the six months ended June 30, 2005 and 2004, respectively.

Note 11 - Minority interest

Minority interest represents the outside shareholders’ 10% ownership of the common stock of Jiao Zuo Yi Wan Hotel Co., Ltd and 20% of the common stock of Qinyang Yi Wan Hotel Co., Ltd.

Note 12 - Certain relationships and related party transactions

The following is a description of the various individuals and companies discussed in the footnotes and their relationships to the Company.

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

Wu Zeming - individual - director, owns 6.2% of YWG and 51% of Marco Wan Da Construction.

Cheng Manli - individual - director, owns 2.5% of YWG and 49% of Marco Wan Da Construction.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Certain relationships and related party transactions, (continued)

Due from related parties

The Company classified as due from related parties at June 30, 2005 and December 31, 2004 amounted to $4,293,284 and $3,689,789, respectively. The detail of due from related parties is as follows:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Shun’ao Industry and Commerce Company	$566,281	$158,210
Marco Wan Da Construction	3,291,403	3,471,079
City of Qin Yang Local Government	435,600	60,500
Total	4,293,284	3,689,789
Less current portion	1,970,284	1,366,789
Non-current portion	$2,323,000	$2,323,000

A portion of the receivables from Shun’ao and Marco are generated from the Company making cash advances to purchase supplies, inventories and other goods on behalf of Shun’ao and Marco. These transactions are re-occurring in nature. Due to their short term nature, the Company does not charge interest on these receivables and they are included in the current portion of the receivables.

The receivable from the City of Qin Yang Local Government is generated from the Company making various cash advances and the allocation of various expenses to the City of Qin Yang. Due to the short term nature, the Company does not charge interest on this receivable and it is included in the current portion of the receivable.

During 2003, the Company advanced Marco $2,323,000 to pay for general operating expenses. The Company expected to be repaid this amount during 2004, thus this amount was classified as a current asset and no interest was being charged on this amount. As of June 30, 2005, the Company has not been repaid and is currently negotiating with Marco for repayment of the funds. The Company has reclassified this amount as non-current since no payment terms or interest terms have been determined.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Certain relationships and related party transactions, (continued)

During March 2005, QIN YANG entered into an agreement with CITY to make a loan in the amount of $338,800 to CITY using the proceeds from QIN YANG’s note payable described in Note 8. CITY used its 20% interest in QIN YANG as collateral for the loan. CITY used the proceeds to pay off its business debt and the loan will be repaid on February 15, 2006. During June 2005, QIN YANG entered into an additional agreement with CITY to make a loan in the amount of $96,800 to CITY. The loan will also be repaid on February 15, 2006. Due to its short term nature, the Company will not charge interest on this receivable and it is included in the current portion of the amount due from related parties on the accompanying consolidated balance sheet.

Prepaid expenses - related parties

During the six months period, the Company advanced Marco $302,500 to pay for construction remodeling costs in HOTEL. $242,000 has been capitalized as construction in progress and $60,500 represented the unbilled portion.

During the six months period, the Company advanced Shun’ao $242,000 to pay for the facility equipment upgrade materials and other goods on behalf of HOTEL.

Note 13 - Pension contribution

Regulations in the People’s Republic of China require YWG to contribute to a defined contribution retirement plan for all permanent employees. All permanent employees are entitled to an annual pension equal to their basic salary at retirement. The HOTEL and TELECOMMUNICATIONS pay an annual contribution of 34% and 20%, respectively, of the city’s standard salary of their employees to an insurance company, which is responsible for the entire pension obligation payable to the retired employees. There were no contributions for the QINYANG, YI WAN BEIJING and YI WAN ZHENGZHOU employees due to their non-permanent status. For the six months ended June 30, 2005, YWG made pension contributions in the amount of $22,687.

Note 14 - Hotel bowling operations ceased

The HOTEL ceased its bowling operations at the end of September 2003. The Company has sold a portion of the equipment in 2004 and 2003 and recognized a loss of $59,440 and $493,157 on the portions sold, respectively. In addition, management of the HOTEL wrote down the remaining bowling equipment by approximately $202,000 in 2004. The Company has sold a small portion of the remaining equipment in 2005 for approximately its carrying cost of $10,527 and wrote down the remaining equipment and recorded a loss of $247,832.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - YI WAN BEIJING operations

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

Our variable interest entity, YI WAN BEIJING, a fast food restaurant operation suffered losses since its opening due to insufficient sales volume. The Company decided to sell its operating location and entered into an agreement with Beijing Le Jie Shi Restaurant limited (LE JIE SHI) on March 23, 2005. The agreement specified that YI WAN BEIJING agreed to sell its operating location to LE JIE SHI for $9,680. The transaction included the operating location, all air conditioning equipment, certain restaurant equipment and inventory. LE JIE SHI deposited $6,050 on March 23, 2005 with the remaining balance of $3,630 to be paid when the agreement is finalized in April 2005. In addition, the lessor of the operating location agreed to terminate the lease agreement with YI WAN BEIJING and entered into a new lease agreement with LE JIE SHI. As a result of the transaction, the Company recorded a loss of $53,940 which is included in the accompanying consolidated statements. The loss composed of leasehold improvements of $50,134, equipment of $3,076 and inventory of $730.

YI WAN BEIJING is currently seeking a suitable new operating location in Beijing City for the “Diyikou” brand fast-food restaurant.

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - YI WAN ZHENGZHOU operations

In May 2005, the Company established YI WAN ZHENGZHOU Restaurants Management Ltd. (“YI WAN ZHENGZHOU”), a variable interest entity through three persons who are PRC citizens, one who legally owns 80%, and two others who each legally own 10% of YI WAN ZHENGZHOU (“YI WAN ZHENGZHOU Interest Holders”) to operate our restaurant business. Pursuant to an Equity Trust Agreement, the Company transferred RMB 3,010,000 or approximately $365,000 to the YI WAN ZHENGZHOU Interest Holders which was used to form and capitalize YI WAN ZHENGZHOU. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in YI WAN ZHENGZHOU (the “Equity Interests”) in trust for the benefit of Yi Wan Group, Inc. The YI WAN ZHENGZHOU Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the YI WAN ZHENGZHOU Interest Holders will be required to transfer the Equity Interest to the Company. Further the YI WAN ZHENGZHOU Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from YI WAN ZHENGZHOU with respect to the Equity Interest to the Company. Finally, the YI WAN ZHENGZHOU Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such YI WAN ZHENGZHOU Interest Holders have with respect to their ownership interest in YI WAN ZHENGZHOU. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the YI WAN ZHENGZHOU Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

Note 17 - Commitments and contingencies

YI WAN ZHENGZHOU leases its facilities under long term, non-cancelable operating lease agreements expiring through December 2020. The facilities include spaces for the restaurant. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises.

Total rent expense for the six months ended June 30, 2005 amounted to $12,100. As of June 30, 2005, the future minimum annual lease payments required under the operating leases for the next five years are as follows:

Year Ending June 30,
2006	$72,600
2007	72,600
2008	72,600
2009	72,600
2010	72,600
Thereafter	874,830

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Segment Information

YWG includes four major operating segments: restaurant, lodging, entertainment and telecommunication equipment. YWG evaluates the performance of its segments based primarily on operating profit before corporate expenses and depreciation and amortization. The following table presents revenues and other financial information by business segment for the periods presented:

	HOTEL and QINYANG	TELECOMMU-NICATIONS	YI WAN BEIJING	YI WAN ZHENG-ZHOU	Intersegment elimination	Totals
Total Assets:

June 30, 2005	$27,597,045	$6,036,316	$18,720	$1,325,769	$(4,002,459)	$30,975,391

December 31, 2004	$26,572,863	$6,129,409	$160,484	$–	$(2,631,038)	$30,231,718

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Segment Information, (continued)

	HOTEL and QINYANG
	Restaurant	Lodging	Entertain -ment	Subtotals	TELE-COMMU-NICATIONS	YI WAN BEIJING	YI WAN ZHENG-ZHOU	Totals
Three months ended June 30, 2005

Net sales	$1,270,966	$572,021	$379,802	$2,222,789	$4,545	$–	$41,662	$2,268,996
Cost of sales	603,538	38,378	51,285	693,201	4,726		35,855	733,782
Gross profit	667,428	533,643	328,517	1,529,588	(181)	–	5,807	1,535,214
Operating expenses	177,664	83,276	110,444	371,384	34,237	1,517	92,682	499,820
Depreciation and amortization				335,107	10,174		16,787	362,068
Unallocated expenses				209,656				209,656
Corporate expenses								75,334
Income from operations	$489,764	$450,367	$218,073	613,441	(44,592)	(1,517)	(103,662)	388,336
Interest income (expense)				(3,021)	3,130		3	112
Other income (expense)				(249,337)		450	2,967	(245,920)
Provision for income tax				(138,836)				(138,836)
Income (loss) before minority interest				$222,247	$(41,462)	$(1,067)	$(100,692)	$3,692

Three months ended June 30, 2004
Net sales	$1,300,314	$643,889	$457,372	$2,401,575	$556,910	$–	$–	$2,958,485
Cost of sales	669,557	41,670	66,895	778,122	333,759			1,111,881
Gross profit	630,757	602,219	390,477	1,623,453	223,151	–	–	1,846,604
Operating expenses	163,580	76,122	118,757	358,459	96,094			454,553
Depreciation and amortization				318,067	31,641			349,708
Unallocated expenses				237,415				237,415
Corporate expenses								86,683
Income from operations	$467,177	$526,097	$271,720	709,512	95,416	–	–	718,245
Interest income				5,548	4,061			9,609
Other income (expense)				(7,058)				(7,058)
Provision for income tax				(233,105)	(33,285)			(266,390)
Income before minority interest				$474,897	$66,192	$–	$–	$454,406

YI WAN GROUP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Segment Information, (continued)

	HOTEL and QIN YANG
	Restaurant	Lodging	Entertain -ment	Subtotals	TELE-COMMU-NICATIONS	YI WAN BEIJING	YI WAN ZHENG-ZHOU	Totals
Six months ended June 30, 2005

Net sales	$2,548,289	$1,122,849	$857,193	$4,528,331	$11,964	$39,603	$41,662	$4,621,560
Cost of sales	1,217,528	74,795	122,146	1,414,469	12,594	19,222	35,855	1,482,140
Gross profit	1,330,761	1,048,054	735,047	3,113,862	(630)	20,381	5,807	3,139,420
Operating expenses	360,441	189,793	241,812	792,046	84,292	76,895	92,682	1,045,915
Depreciation and amortization				669,728	20,349	4,189	16,787	711,053
Unallocated expenses				419,266				419,266
Corporate expenses								211,023
Income from operations	$970,320	$858,261	$493,235	1,232,822	(105,271)	(60,703)	(103,662)	752,163
Interest income				4,113	8,140	4	3	12,260
Other income (expense)				(251,821)		(54,927)	2,967	(303,781)
Provision for income tax				(344,766)				(344,766)
Income (loss) before minority interest				$640,348	$(97,131)	$(115,626)	$(100,692)	$115,876

Six months ended June 30, 2004
Net sales	$2,577,873	$1,177,025	$1,022,890	$4,777,788	$1,022,418	$–	$–	$5,800,206
Cost of sales	1,324,801	95,477	154,164	1,574,442	633,757			2,208,199
Gross profit	1,253,072	1,081,548	868,726	3,203,346	388,661	–	–	3,592,007
Operating expenses	323,478	168,189	248,730	740,397	163,895			904,292
Depreciation and amortization				640,454	75,086			715,540
Unallocated expenses				448,093				448,093
Corporate expenses								183,879
Income from operations	$929,594	$913,359	$619,996	1,374,402	149,680	–	–	1,340,203
Interest income				10,492	7,938			18,430
Other income (expense)				(11,389)				(11,389)
Provision for income tax				(450,077)	(52,930)			(503,007)
Income before minority interest				$923,428	$104,688	$–	$–	$844,237

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Yi Wan Group, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,”“will allow,”“intends to,”“will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,”“project,” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning expected financial performance, corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) general economic conditions in China; (b) regulatory factors in China that may lead to additional costs or otherwise negatively affect our business; (c) whether we are able to manage our planned growth efficiently, including whether our management will be able to: (i) identify, hire, train, retain, motivate and manage required personnel or (ii) successfully manage and exploit existing and potential market opportunities; (d) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; (e) whether we are able to successfully fulfill our primary cash requirements which are explained below under “Liquidity and Capital Resources”; (f) whether there will be continuing negative economic effects upon China and the China hotel and tourist industries due to possible continuing negative perceptions pertaining to SARS; and (g) whether worldwide economic conditions will negatively affect the tourist industry in China and our hotel related revenues. Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. The safe harbors for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) are unavailable to issuers of penny stock. Our shares may be considered penny stock and as a result of such safe harbors set forth under the Reform Act are unavailable to us.

GENERAL

Yi Wan Group operates three lines of businesses, a hotel & restaurant business, a telecommunications business and a stand-alone restaurant business, through ownership of three Chinese business entities and ownership of two Chinese variable interest entities. We own a 90% interest in Jiaozuo Yi Wan Hotel Company Limited (“JIAOZUO”), an 80% interest in Qinyang Yi Wan Hotel Company Limited (“QINYANG”) and a 100% interest in Shun De Yi Wan Communications Equipment Plant Co., Ltd. In addition, we are the primary beneficiary of our two Chinese variable interest entities, Yi Wan Beijing Hotel Management Co., Ltd (“Yi Wan Beijing”) and Yi Wan Zhengzhou Restaurants Management Co., Ltd (“Yi Wan Zhengzhou”).

Our hotel & restaurant business consists of the operation and management of an upscale hotel conference and entertainment facility in Jiaozuo City, Henan province and in the City of Qinyang. This business line focuses on providing lodging, food and beverage, entertainment, and conference and meeting products and services.

Our telecommunications business focuses on designing and manufacturing telephone network switching component parts for use in telephone main distribution frames; and manufacturing and selling assembled telephone main distribution frames. A telephone main distribution frame connects a company’s or an individual’s internal telephone system to the telephone company’s external lines. Our telecommunications business’ initial design and production efforts focused on developing analog switching component parts and the manufacture of a series of analog main distribution frames. Design and production efforts have expanded to include digital switching component parts and the manufacture of digital telephone main distribution frames. However, at present, our telecommunications business’ products and technology are becoming outdated. Our telecommunications business is not currently competitive in the telecommunications industry and the potential development of new products or upgrades of our current products are unlikely to occur. We are currently seeking a new operating direction for our telecommunications business.

In order to expand our restaurant and food services and still be in compliance with the regulations of the People’s Republic of China (“PRC”) with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. (“Yi Wan Beijing”), a variable interest entity through two persons who are PRC citizens and who each legally own 50% of Yi Wan Beijing (“Yi Wan Beijing Interest Holders”) to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB 100,000 to the Yi Wan Beijing Interest Holders that was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the “Equity Interests”) in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further, the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provide that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company. Yi Wan Beijing managed restaurants will serve Hong Kong style fast foods and are to be located in the cities of Shanghai and Beijing, PRC. Yi Wan Beijing’s initial restaurant operation suffered losses since its opening due to insufficient sales volume. On March 23, 2005, the Company sold its initial restaurant operating location, all air conditioning equipment, certain restaurant equipment and inventory to a third party. The Company is currently seeking a new, more suitable operating location in Beijing City to continue on with our Hong Kong style fast foods restaurant.

In May 2005, we established Yi Wan Zhengzhou Restaurants Management Co. Ltd. (“Yi Wan Zhengzhou”), a variable interest entity through three persons who are PRC citizens, to operate our restaurant business. One individual legally owns 80% of the Yi Wan Zhengzhou, and two other individuals each legally own 10% of this entity (“Yi Wan Zhengzhou Interest Holders”). Pursuant to an Equity Trust Agreement, we transferred RMB 3,010,000 or approximately $365,000 to the Yi Wan Zhengzhou Interest Holders that was used to form and capitalize Yi Wan Zhengzhou. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Zhengzhou (the “Equity Interests”) in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Zhengzhou Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Zhengzhou Interest Holders will be required to transfer the Equity Interest to the Company. Further, the Yi Wan Zhengzhou Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Zhengzhou with respect to the Equity Interest to the Company. Finally, the Yi Wan Zhengzhou Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Zhengzhou Interest Holders have with respect to their ownership interest in Yi Wan Zhengzhou. The irrevocable proxies further provide that if such two directors cease to be an employee of the Company, the Yi Wan Zhengzhou Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company. The restaurant managed by Yi Wan Zhengzhou opened on May 19, 2005. This restaurant serves Cantonese and Henan flavor foods and is located in the city of Zhengzhou, PRC.

As of June 30, 2005, Yi Wan Zhengzhou had total currents assets of $166,254, which included cash of $32,085, account receivable of $6,328, due from related parties of $49,951, inventory of $43,532 and prepaid expenses of $34,358. Yi Wan Zhengzhou had net of leaseholds improvements, equipments and automobiles of $1,130,620 and other non-current assets of $28,895. For the six months ending June 30, 2005, Yi Wan Zhengzhou had revenues of $41,662 and general, administrative and sales expense of $109,469.

RESULTS OF OPERATIONS

Presented below are the Company’s consolidated statements of operations for the periods indicated:

YI WAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES
Food and beverage	$1,312,628	$1,300,314	$2,629,554	$2,577,873
Rooms	572,021	643,889	1,122,849	1,177,025
Entertainment and other	379,802	457,372	857,193	1,022,890
Telecommunications	4,545	556,910	11,964	1,022,418
Total sales	2,268,996	2,958,485	4,621,560	5,800,206

COST OF SALES
Food and beverage	639,393	669,557	1,272,605	1,324,801
Rooms	38,378	41,670	74,795	95,477
Entertainment and other	51,285	66,895	122,146	154,164
Telecommunications	4,726	333,759	12,594	633,757
Total cost of sales	733,782	1,111,881	1,482,140	2,208,199

GROSS PROFIT	1,535,214	1,846,604	3,139,420	3,592,007

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,146,878	1,128,359	2,387,257	2,251,804

INCOME FROM OPERATIONS	388,336	718,245	752,163	1,340,203

OTHER INCOME (EXPENSE):
Interest income	112	9,609	12,260	18,430
Other income (expense)	(245,920)	(7,058)	(303,781)	(11,389)
Total other income (expense), net	(245,808)	2,551	(291,521)	7,041

INCOME FROM OPERATIONS BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST	142,528	720,796	460,642	1,347,244

PROVISION FOR INCOME TAXES	138,836	266,390	344,766	503,007

INCOME BEFORE MINORITY INTEREST	3,692	454,406	115,876	844,237

MINORITY INTEREST	(28,904)	(53,038)	(72,200)	(104,710)

NET INCOME (LOSS)	(25,212)	401,368	43,676	739,527

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	–	(19,363)	–	(19,033)

COMPREHENSIVE INCOME (LOSS)	$(25,212)	$382,005	$43,676	$720,494

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.001)	$0.023	$0.003	$0.044

WEIGHTED AVERAGE NUMBER OF SHARES	16,861,250	16,509,861	16,861,250	16,508,046

As of June 30, 2005, we had $3,500,007 of retained earnings. As of June 30, 2005, we had cash of $5,616,835 and total shareholders’ equity of $20,596,643. For the three months ending June 30, 2005, we had revenues of $2,268,996 and general, administrative and sales expense of $1,146,878. For the six months ending June 30, 2005, we had revenues of $4,621,560 and general, administrative and sales expense of $2,387,257.

CONSOLIDATED RESULTS

Three Month and Six Month Comparisons For the Periods Ended June 30, 2005 And 2004

(1)	SALES.

Consolidated sales decreased by $689,489, or approximately 23.30%, from $2,958,485 for the three months ended June 30, 2004 to $2,268,996 for the three months ended June 30, 2005. The 23.30% decrease was a direct result of our current suspended production in our telecommunications business and the sales were only generated from the existing inventory. In addition, there has been an increase in competition for the hotels business and our hotel business was affected by the divergence of our source of tourists. This also contributed to a significant reduction in sales.

Consolidated sales decreased by $1,178,646, or approximately 20.32%, from $5,800,206 for the six months ended June 30, 2004 to $4,621,560 for the six months ended June 30, 2005. The 20.32% decrease was a direct result of a decrease in sales in our telecommunications business of $1,010,454. We did not launch any new products in the telecommunications sector. Production in our telecommunications business was suspended and the sales were only generated from the existing inventory. Our hotel business was also affected by the divergence of our source of tourists and this led to a slight reduction in income of $249,457 for our hotel business. There was an increase in the number of hotels and entertainment establishments built near our locations and there has been an increase in competition in the hotel business. Over the past period, our competition has increased the quality of their services and the facilities that compete with our hotel business. We believe some customers prefer to go to the newly built facilities, and this has led to a decrease in sales in our hotel business. However, overall, we believe that our hotels continue to provide the highest quality of services.

(2)	COST OF GOODS SOLD.

Consolidated cost of goods sold decreased by $378,099, from $1,111,881 for the three months ended June 30, 2004 to $733,782 for the three months ended June 30, 2005. Cost of goods sold as a percentage of sales decreased to 32.34% for the three months ended June 30, 2005, from 37.58% for the three months ended June 30, 2004. This decrease was primarily a result of the decreased activity in our telecommunications business. As customers have gradually adapted to new telecommunications products and technology, our telecommunications business product line is becoming dated. With the minimal usage of the company’s current products by customers, our telecommunications business is having difficulty competing with its competitors. The Company’s current sources of sales are from customers with long-time relationships with the Company, to whom we sell maintenance spare parts and accessories. As a result of our telecommunications business’ limited sales, we also had a corresponding decrease in this business’ cost of sales, therefore reducing the overall cost of goods sold amount. In addition, our hotel business strictly controlled and monitored the usage and the inventory of certain raw materials, such as meat, eggs and vegetables, keeping waste of these raw materials at a minimal level while still providing the same quality of products and services. This also contributed to the decrease in cost of goods sold.

Consolidated cost of goods sold decreased by $726,059, from $2,208,199 for the six months ended June 30, 2004 to $1,482,140 for the six months ended June 30, 2005. Cost of goods sold as a percentage of sales decreased to 32.07% for the six months ended June 30, 2005, from 38.07% for the six months ended June 30, 2004. This decrease was also primarily a result of the decreased sales and minimal usage of our products in our telecommunications business as described above. As a result of our telecommunications business’ limited sales, we also had a corresponding decrease in this business’ cost of sales, therefore reducing the overall cost of goods sold amount. In addition, our hotel business strictly controlled and monitored the usage and the inventory of certain raw materials, such as meat, eggs and vegetables and this also contributed to the decrease in cost of goods sold.

(3)	GROSS PROFIT.

Consolidated gross profit decreased by $311,390 from $1,846,604 for the three months ended June 30, 2004 to $1,535,214 for the three months ended June 30, 2005. Gross profit as a percentage of sales increased to 67.66% for the three months ended June 30, 2005 from 62.42% for the three months ended June 30, 2004. The decrease in gross profit was a direct result of the decrease in sales in our telecommunications business as described above. The increase in gross profit as a percentage of sales was mainly attributable to there being fewer sales in our telecommunications business, which historically had smaller profit margins. In addition, the increase in gross profit as a percentage of sales was also a result of a decrease in our usage cost of certain raw materials in our hotel and restaurant business as explained above.

Consolidated gross profit decreased by $452,587 from $3,592,007 for the six months ended June 30, 2004 to $3,139,420 for the six months ended June 30, 2005. Gross profit as a percentage of sales increased to 67.93% for the six months ended June 30, 2005 from 61.93% for the six months ended June 30, 2004. The decrease in gross profit was a direct result of the decrease in sales in our telecommunications business as explained above. The increase in gross profit as a percentage of sales was also mainly attributable to there being fewer sales in our telecommunications business, which historically had smaller profit margins. In addition, the increase in gross profit as a percentage of sales was also a result of a decrease in our usage cost of certain raw materials in our hotel and restaurant business as explained above.

(4)	SELLING AND ADMINISTRATIVE EXPENSES.

Selling and administrative expenses increased by $18,519 from $1,128,359 for the three months ended June 30, 2004 to $1,146,878 for the three months ended June 30, 2005. The selling and administrative expenses as a percentage of sales increased to 50.54% for the three months ended June 30, 2005 from 38.14% for the three months ended June 30, 2004. The increase in selling and administrative expenses as a percentage of sales is mainly attributed to the lack of sales in our telecommunications business. Because our telecommunications business historically had smaller portions of the total selling and administrative expenses, it did not affect the increase of the expenses in dollars. The dollar increase was primarily a result of an increase in certain expenses in our hotel and restaurant business, such as the increase of water and electricity prices, an increase in certain hotel materials usage, the increased cost of stage performance expenses, and the increased depreciation expenses of buildings improvements in our hotel and restaurant business.

Selling and administrative expenses increased by $135,453 from $2,251,804 for the six months ended June 30, 2004 to $2,387,257 for the six months ended June 30, 2005. The selling and administrative expenses as a percentage of sales increased to 51.65% for the six months ended June 30, 2005 from 38.82% for the six months ended June 30, 2004. The increase in selling and administrative expenses as a percentage of sales is mainly attributed to the lack of sales in the telecommunications business. Because our telecommunications business historically had smaller portions of the total selling and administrative expenses, it does not affect the increase of the expenses in dollars. The dollar increase was primarily a result of an increase in certain expenses in our hotel and restaurant business, such as the increase of water and electricity prices, an increase in certain hotel materials usage, the increased cost of stage performance expenses and the increased depreciation expenses of buildings improvements in our hotel and restaurant business.

(5)	NET INCOME.

Consolidated net income decreased by $426,580, or approximately 106.28%, from $401,368 for the three months ended June 30, 2004 to a net loss of $25,212 for the three months ended June 30, 2005. The decrease was mainly due to: (1) a decrease in sales related to our hotel and telecommunications business; (2) an increase in operating expenses related to our hotel businesses; (3) operating losses in our telecommunications businesses, Yi Wan Beijing restaurant, and the newly opened Yi Wan Zhengzhou restaurant; and (4) the write-off of the bowling equipment held for sale in our hotel business.

Consolidated net income decreased by $695,851, or approximately 94.09%, from $739,527 for the six months ended June 30, 2004 to $43,676 for the six months ended June 30, 2005. The decrease was mainly due to: (1) a decrease in sales related to our hotel and telecommunications business; (2) an increase in operating expenses related to our hotel businesses; (3) operating losses from our telecommunications businesses, Yi Wan Beijing restaurant, and the newly opened Yi Wan Zhengzhou restaurant; and (4) the write-off of the bowling equipment held for sale in our hotel business.

SEGMENTED RESULTS

Three Month and Six Month Comparisons for the Periods Ended June 30, 2005 And 2004

(1)	SALES. An itemization of each operating unit’s data and an explanation of significant changes are as follows:

Hotel operations:

Sales decreased by $178,786, or approximately 7.44%, from $2,401,575 for the three months ended June 30, 2004 to $2,222,789 for the three months ended June 30, 2005. The 7.44% decrease was a result of an increase in competition in the hotel business. There was an increase in the number of hotels and entertainment establishments built near our locations and competition especially increased in the sauna services sector. Our sales have been affected by the divergence of our source of customers, and this led to the decrease in sales at different levels for our restaurant, lodging and entertainment businesses.

Sales decreased by $249,457, or approximately 5.22%, from $4,777,788 for the six months ended June 30, 2004 to $4,528,331 for the six months ended June 30, 2005. The 5.22% decrease was a result of an increase in competition in the hotel business. There was an increase in the number of hotels and entertainment establishments built near our locations. Competition especially increased in the sauna services sector. Sales have been affected by the divergence of our source of customers, and this has led to the decrease in sales at different levels for our restaurant, lodging and entertainment businesses.

Telecommunication operations:

Sales decreased by $552,365, or approximately 99.18%, from $556,910 for the three months ended June 30, 2004 to $4,545 for the three months ended June 30, 2005. The 99.18% decrease was a result of the current suspended production and sales that were only generated from the existing inventory, which both led to a significant reduction in sales.

Sales decreased by $1,010,454, or approximately 98.83%, from $1,022,418 for the six months ended June 30, 2004 to $11,964 for the six months ended June 30, 2005. The 98.83% decrease was a result of the current suspended production. At present, our telecommunications business’ products and technology are becoming outdated. Our customers are gradually adapting to new products and technology, and this has led to a decrease in purchases from our telecommunications business’ current product line. In addition, our telecommunications business is not currently competitive in the telecommunications industry and the potential development of new products or upgrades of our current products are unlikely to occur. We are currently seeking new investment and a new operating direction for our telecommunications business.

Yi Wan Beijing restaurant:

There were no sales for the three months ended June 30, 2005 because we disposed of our fast food restaurant’s operating location and related equipment and inventory in March 2005 due to poor sales volume.

Sales were $39,603 for the six months ended June 30, 2005. The sales volume from our Yi Wan Beijing restaurant business was not as expected. We decided to dispose the current operating location and the related disposal activities have been done. We are still in the process of searching for a new operating location in Beijing City to continue our fast-food chain business. However, as we have not yet identified an appropriate location, Yi Wan Beijing’s operating activity is temporarily suspended.

Yi Wan Zhengzhou restaurant:

Sales were $41,662 for the three months and six months ended June 30, 2005.

(2)	COST OF GOODS SOLD. An itemization of each operating unit’s data and an explanation of significant changes is as follows:

Hotel operations:

Cost of goods sold decreased by $84,921 from $778,122 for the three months ended June 30, 2004 to $693,201 for the three months ended June 30, 2005. Cost of goods sold as a percentage of sales decreased to 31.19% for the three months ended June 30, 2005 from 32.40% for the three months ended June 30, 2004. The 1.21% decrease in cost of goods sold as a percentage of sales is attributable to our hotel business strictly controlling and monitoring the usage and the inventory of certain raw materials, such as meat, eggs and vegetables, keeping the waste of these raw materials at a minimal level while still providing the same quality of products and services. In addition, the sales of the high cost raw materials, such as tobacco and liquor, decreased in comparison to the same period in 2004. These high cost raw materials have historically comprised a larger portion of our cost of goods sold.

Cost of goods sold decreased by $159,973 from $1,574,442 for the six months ended June 30, 2004 to $1,414,469 for the six months ended June 30, 2005. Cost of goods sold as a percentage of sales decreased to 31.24% for the six months ended June 30, 2005 from 32.95% for the six months ended June 30, 2004. The 1.71% decrease in cost of goods sold as a percentage of sales is attributable to our hotel business strictly controlling and monitoring the usage and the inventory of certain raw materials, such as meat, eggs and vegetables, keeping the waste of these raw materials at a minimal level while still providing the same quality of products and services. In addition, the sales of the high cost raw materials, such as tobacco and liquor, decreased in comparison to the same period in 2004. These high cost raw materials have historically comprised a larger portion of our cost of goods sold.

Telecommunication operations:

Cost of goods sold decreased by $329,033, from $333,759 for the three months ended June 30, 2004 to $4,726 for the three months ended June 30, 2005. Cost of goods sold as a percentage of sales increased to 103.98% for the three months ended June 30, 2005 from 59.93% for the six months ended June 30, 2004. The 98.58% decrease in cost of goods sold was a result of the current suspended production and sales decreases, which contributed to the decrease in cost of sales.

Cost of goods sold decreased by $621,163, from $633,757 for the six months ended June 30, 2004 to $12,594 for the six months ended June 30, 2005. Cost of goods sold as a percentage of sales increased to 105.27% for the six months ended June 30, 2005 from 61.99% for the six months ended June 30, 2004. The 98.01% decrease in cost of goods sold was a result of the current suspended production and sales decreases, which contributed to the decrease in cost of sales.

Yi Wan Beijing restaurant:

We disposed of our fast food restaurant’s operating location and related equipment and inventory in March 2005 due to poor sales volume. Cost of goods sold is $19,222 for the six months ended June 30, 2005. Cost of goods sold as a percentage of sales is 48.54% for the six months ended June 30, 2005.

Yi Wan Zhengzhou restaurant:

The Yi Wan Zhengzhou restaurant opened in May 19, 2005. Cost of goods sold is $35,855 for the three months and six months ended June 30, 2005. Cost of goods sold as a percentage of sales is 86.06% for the three months and six months ended June 30, 2005.

(3)	GROSS PROFIT. An itemization of each operating unit’s data and an explanation of significant changes is as follows:

Hotel operations:

Gross profit decreased by $93,865, from $1,623,453 for the three months ended June 30, 2004 to $1,529,588 for the three months ended June 30, 2005. As a percentage of sales, gross profit increased from 67.60% for the three months ended June 30, 2004 to 68.81% for the three months ended June 30, 2005. The 1.21% increase in gross profit as a percentage of sales resulted mainly from the decrease usage of tobacco and liquor. Tobacco and liquor have historically comprised a larger portion of the cost of goods sold, and thus the decreased usage led to the decrease in the cost of goods sold as a percentage of sales. This also led to a slight increase in gross profit as a percentage of sales. In addition, our hotel business strictly controlled and monitored the usage and the inventory of certain raw materials, such as meat, eggs and vegetables, keeping waste of these raw materials at a minimal level while still providing the same quality of products and services as explained above. This also contributed to the increase in gross profit as a percentage of sales.

Gross profit decreased by $89,484, from $3,203,346 for the six months ended June 30, 2004 to $3,113,862 for the six months ended June 30, 2005. As a percentage of sales, gross profit increased from 67.05% for the six months ended June 30, 2004 to 68.76% for the six months ended June 30, 2005. The 1.71% increase in gross profit as a percentage of sales resulted mainly from the decrease usage of tobacco and liquor. Tobacco and liquor have historically comprised a larger portion of the cost of goods sold, which led to the cost of goods sold as a percentage of sales decrease. This led to a slight increase in gross profit as a percentage of sales. In addition, our hotel business strictly controlled and monitored the usage and the inventory of certain raw materials, such as meat, eggs and vegetables, keeping waste of these raw materials at a minimal level while still providing the same quality of products and services. This also contributed to the increase in gross profit as a percentage of sales.

Telecommunication operations:

Gross profit decreased by $223,332 from $223,151 for the three months ended June 30, 2004 to a loss of $181 for the three months ended June 30, 2005. As a percentage of sales, gross profit decreased from 40.07% for the three months ended June 30, 2004 to 3.98% for the six months ended June 30, 2005. The 44.05% decrease in gross profit as a percentage of sales was the result of our telecommunications business reducing its selling prices on certain items to lower than cost in order to sell more of its inventory stock.

Gross profit decreased by $389,291 from $388,661 for the six months ended June 30, 2004 to a loss of $630 for the six months ended June 30, 2005. As a percentage of sales, gross profit decreased from 38.01% for the six months ended June 30, 2004 to 5.27% for the six months ended June 30, 2005. The 43.28% decrease in gross profit as a percentage of sales was the result of our telecommunications business reducing its selling prices on certain items to lower than cost in order to sell more of its inventory stock. Any additional inventory items that are expected to be sold at or below cost have been written down to their expected net realizable value as of June 30, 2005.

Yi Wan Beijing restaurant:

We disposed of our fast food restaurant’s operating location and related equipment and inventory in March 2005 due to poor sales volume. Gross profit is $20,381 for the six months ended June 30, 2005. Gross profit as a percentage of sales is 51.46% for the six months ended June 30, 2005.

Yi Wan Zhengzhou restaurant:

The Yi Wan Zhengzhou restaurant opened on May 19, 2005. Gross profit is $5,807 for the three months and six months ended June 30, 2005. Gross profit as a percentage of sales is 13.94% for the three months and six months ended June 30, 2005.

(4)	SELLING AND ADMINISTRATIVE EXPENSES. An itemization of each operating unit’s data and an explanation of significant changes are as follows:

Hotel operations:

Selling and administrative expenses increased by $2,206, from $913,941 for the three months ended June 30, 2004 to $916,147 for the three months ended June 30, 2005. Selling and administrative expenses as a percentage of sales increase to 41.22% for the three months ended June 30, 2005 from 38.06% for the three months ended June 30, 2004. This 3.16% increase was a result of an increase in certain expenses such as the increase of water and electricity prices, an increase in certain hotel materials usage, the increased cost of stage performance expenses, and the increased depreciation expenses of building improvements as explained above.

Selling and administrative expenses increased by $52,096, from $1,828,944 for the six months ended June 30, 2004 to $1,881,040 for the six months ended June 30, 2005. Selling and administrative expenses as a percentage of sales increased to 41.54% for the six months ended June 30, 2005 from 38.28% for the six months ended June 30, 2004. This 3.26% increase was a result of an increase in certain expenses such as the increase of water and electricity prices, an increase in certain hotel materials usage, the increased cost of stage performance expenses and the increased depreciation expenses of building improvements as explained above.

Telecommunication operations:

Selling and administrative expenses decreased by $83,324, from $127,735 for the three months ended June 30, 2004 to $44,411 for the three months ended June 30, 2005. Selling and administrative expenses as a percentage of sales increased to 977.14% for the three months ended June 30, 2005 from 22.94% for the three months ended June 30, 2004. The 954.20% increase in selling and administrative expenses as a percentage of sales was a direct result of the significant decrease in sales.

Selling and administrative expenses decreased by $134,340, from $238,981 for the six months ended June 30, 2004 to $104,641 for the six months ended June 30, 2005. The decrease of selling and administrative expenses was a direct result of the suspended production. Selling and administrative expenses as a percentage of sales increased to 874.63% for the six months ended June 30, 2005 from 23.37% for the six months ended June 30, 2004. The 851.26% increase in selling and administrative expenses as a percentage of sales was a direct result of the significant decrease in sales.

Yi Wan Beijing restaurant:

We disposed of our fast food restaurant’s operating location and related equipment and inventory in March 2005 due to poor sales volume but we incurred selling and administrative expenses of $1,517 for the three months ended June 30, 2005 that were related to the disposal activities.

Selling and administrative expenses are $81,084 for the six months ended June 30, 2005. The operating expense mainly consists of rental expense. We were unable to operate effectively and to generate a profit mainly due to the high rental expense and lower than expected business volume. We have disposed of our original location. We are currently searching for a new location in Beijing City to continue our fast-food chain business.

Yi Wan Zhengzhou restaurant:

Selling and administrative expenses are $109,469 for the three months and six months ended June 30, 2005.

(5)	INCOME BEFORE MINORITY INTEREST. An itemization of each operating unit’s data and further explanations of significant changes are as follow:

Hotel operations:

Income before minority interest decreased by $252,650, from $474,897, or 19.77% of sales, for the three months ended June 30, 2004 to $222,247, or 10% of sales, for the three months ended June 30, 2005. The decrease was a result of a decrease in sales, the increased cost of certain operating expenses, and the write-off of the bowling equipment as explained above.

Income before minority interest decreased by $283,080, from $923,428, or 19.33% of sales, for the six months ended June 30, 2004 to $640,348, or 14.14% of sales, for the six months ended June 30, 2005. The decrease as a percentage of sales was a result of a decrease in sales, the increased cost of certain operating expenses, and the write-off of the bowling equipment as explained above.

Telecommunication operations:

Income before minority interest decreased by $107,654, from $66,192 or 11.89% of sales, for the three months ended June 30, 2004 to a net loss of $41,462, or 912.23% of sales, for the three months ended June 30, 2005. The decrease was a result of the telecommunications business reducing its selling prices to lower than cost for certain items sold in order to sell more of its inventory stock, and the incurrence of operating expenses.

Income before minority interest decreased by $201,819, from $104,688 or 10.24% of sales, for the six months ended June 30, 2004 to a net loss of $97,131, or 811.86% of sales, for the six months ended June 30, 2005. The decrease was a result of the telecommunications business reducing its selling prices to lower than cost for certain items sold in order to sell more of its inventory stock, and the incurrence of operating expenses.

Yi Wan Beijing restaurant:

Income before minority interest is at a loss of $1,067 for the three months ended June 30, 2005.

Income before minority interest is at a loss of $115,626, or 291.96% of sales, for the six months ended June 30, 2005. Yi Wan Beijing suffered losses since this restaurant’s opening due to high operating costs and insufficient sales volume. We have disposed of our original location. We are currently searching for a new location in Beijing city to continue our fast-food chain business.

Yi Wan Zhengzhou restaurant:

Income before minority interest is at a loss of $100,692, or 241.69% of sales, for the three months and six months ended June 30, 2005. The Zhengzhou operation has only been in business for one month, so only a limited number of potential customers in the city of Zhengzhou knew its existence, and thus this affected our sales volumes. In addition, we incurred entertainment expenses, advertising expenses and promotional discount expenses during the grand opening phase.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, net cash provided by operating activities was $688,360; net cash used in investing activities was $562,778; and net cash provided by financing activities was $317,813.

As of June 30, 2004, net cash provided by operating activities was $1,404,589; net cash used in investing activities was $488,496; and net cash used in financing activities was $5,167.

Net cash provided by operating activities decreased by $716,229 for the six months ended June 30, 2005, representing a decrease of approximately 50.99%. The decrease was mainly due to the increase in prepaid expense advanced to related parties for the construction projects and the purchase of facility equipment upgrade materials and other goods for our hotel and restaurant businesses.

Net cash used in investing activities increased by $74,282 to $562,778 for the six months ended June 30, 2005. This represents a 15.21% increase from the $488,496 net cash used for the same period in 2004. The increase was mainly due to the purchase of improvements and equipment in the new Zhengzhou restaurant and the additional expenses for construction in progress in JIAOZUO.

Net cash provided by financing activities increased by $322,980 to $317,813 for the six months ended June 30, 2005, representing a 6,250.8% increase, compared to $5,167 used in financing activities for the same period in 2004. The increase was mainly due to the Company obtaining a bank loan during this period for the purpose of lending the money to a 20% shareholder of QINYANG, the Qin Yang Local Government.

Going forward, our primary requirements for cash consist of: (1) the continued implementation of the Hotel and Restaurant and Telecommunications business’ existing business model in China, and the general overhead and personnel related expenses in support of this implementation; (2) continued promotional activities to increase hotel related revenues; (3) the development costs of the hotel operations in China; (4) the payment of cash contributions to the joint ventures under the existing agreements; and (5) payments due to some of the subsidiaries’ former equity owners. We do not have any material commitments for capital expenditures as of June 30, 2005. We anticipate that our current operating activities will enable us to meet the anticipated cash requirements for the 2005 fiscal year. Our Jiaozuo Yi Wan hotel expects to open one restaurant in Zhengzhou City and one restaurant in Beijing under our “Yi Wan” brand over the next three years. Our Yi Wan Beijing Hotel Management Co., Ltd. expects to open four to six restaurants under our new “Diyikou” brand fast-food chain in Beijing and Shanghai over the next five years.

Historically, our subsidiary companies have financed operations principally through cash generated from operations. Initial capital for the Hotel and Restaurant business and our Telecommunications business came from shareholders’ contributions and are as follows: (1) Hotel and Restaurant business: $11,960,000; and (2) Telecommunications business: $1,580,000. No bank loans were obtained for the Hotel and Restaurant or Telecommunications businesses. We have to make capital contributions to our subsidiaries and have met the capital registration requirements. An investment requirement we have yet to meet is the $4,932,273 due to joint venture’s former partners. The balance is to be funded from the profits generated from the operations of the subsidiaries and, if necessary, equity financing. There is no assurance, however, that equity financing can be obtained for the above purposes. The joint venture’s former partners extended the September 2004 payment date to June 2006 for capital contributions. We intend to fund the hotel and restaurant’s capital improvements from the positive cash flow generated from hotel operations.

MANAGEMENT ASSUMPTIONS

Management anticipates, based on assumptions relating to our operations, which existing cash and funds generated from operations will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. In the event that plans change, our assumptions change or prove inaccurate, or if other capital resources and projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expense, technical difficulties, or otherwise), we could be required to seek additional financing. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.

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

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Our operating subsidiaries are located in China. These companies buy and sell products in China using Chinese Renminbi (“RMB”) as the functional currency. Based on China government regulation, all foreign currencies under the category of current accounts can be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, on July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant revaluation of the RMB against the U.S. dollar. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable in U.S. dollars.

OFF-BALANCE SHEET ARRANGEMENTS

None.

REORGANIZATION OF OPERATION OF RESTAURANT BUSINESS

In order to expand our restaurant and food services and still be in compliance with the regulations of the People’s Republic of China (“PRC”) with respect to restaurant services, in July 2004, we established Yi Wan Beijing Hotel Management Co. Ltd. (“YI WAN BEIJING”), a variable interest entity through two persons who are PRC citizens and who each legally owned 50% of Yi Wan Beijing (“Yi Wan Beijing Interest Holders”) to operate our restaurant business. Pursuant to an Equity Trust Agreement, we transferred RMB 100,000 to the Yi Wan Beijing Interest Holders that was used to form and capitalize Yi Wan Beijing. The Equity Trust Agreement provides that the Trustees are to hold the equity interest in Yi Wan Beijing (the “Equity Interests”) in trust for the benefit of Yi Wan Group, Inc. The Yi Wan Beijing Interest Holders have agreed to not sell, pledge, hypothecate, encumber or otherwise dispose of the Equity Interests. Any such transfer will result in a breach of the Equity Trust Agreement and the Yi Wan Beijing Interest Holders will be required to transfer the Equity Interest to the Company. Further, the Yi Wan Beijing Interest Holders have agreed to promptly distribute any and all dividends, distributions or other payments received from Yi Wan Beijing with respect to the Equity Interest to the Company. Finally, the Yi Wan Beijing Interest Holders granted irrevocable proxies to two directors of the Company to exercise all voting rights such Yi Wan Beijing Interest Holders have with respect to their ownership interest in Yi Wan Beijing. The irrevocable proxies further provides that if such two directors cease to be an employee of the Company, the Yi Wan Beijing Interest Holders agree to immediately terminate the proxy and to grant a proxy to another person designated by the Company.

Yi Wan Beijing has suffered losses since the opening of the Beijing Diyikou fast food restaurant due to insufficient sales volume. The Company decided to sell its operating location and entered into an agreement with Beijing Le Jie Shi Restaurant limited (LE JIE SHI) on March 23, 2005. The agreement specified that Yi Wan Beijing agreed to sell its operating location to LE JIE SHI for $9,680. The transaction included the operating location, all air conditioning equipment, certain restaurant equipment and inventory. LE JIE SHI deposited $6,050 on March 23, 2005 with the remaining balance of $3,630 to be paid when the agreement is finalized in April 2005. In addition, the lessor of the operating location agreed to terminate the lease agreement with Yi Wan Beijing and entered into a new lease agreement with LE JIE SHI. As a result of the transaction, the Company recorded a loss of $53,940, which is included in the accompanying consolidated statements. The loss consisted of the leasehold improvements costs of $50,134, equipment costs of $3,076 and inventory costs of $730. Yi Wan Beijing is currently seeking a new, more suitable operating location in Beijing City for the “Diyikou” brand fast-food restaurant.

CONTRACTUAL OBLIGATIONS

Table of Contractual Obligations

CONTRACTUAL OBLIGATIONS	PAYMENT DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS

Long-Term Debt Obligations	None
Capital Lease Obligations	None
Operating lease Obligations	1 (1)	$72,600	$145,200	$145,200	$874,830
Purchase Obligations	None
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	None
Totals	1	$72,600	$145,200	$145,200	$874,830
_______________

(1)	This obligation arises under the Operating Lease Agreement for Yi Wan Zhengzhou’s long-term lease of restaurant facilities that expires December 2020.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

The Renminbi is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. Accordingly, we may incur economic losses in the future due to foreign exchange rate fluctuations, which could have a negative impact on our financial condition and results of operations.

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

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3.	DEFAULT UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.	EXHIBITS

Exhibit Number	Description

3(i)	Articles of Incorporation of the Registrant*
3(ii)	Bylaws of the Registrant*
3.1	Jiaozuo Yi Wan Hotel Co., Ltd. Articles of Association*
3.2	Shunde Yi Wan Communication Equipment Plant Co., Ltd. Articles of Association*
4	Form of common stock Certificate of the Registrant*
10.1	Form of Employment Agreement Jiaozuo Yi Wan Hotel Co., Ltd.*
10.2	Form of Employment Agreement Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
10.3	Land Use Permits of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
10.4	Land Use Permits of Jiaozuo Yi Wan Hotel Co., Ltd.*
10.5	Joint Venture Contract Jiaozuo Yi Wan Hotel Co., Ltd.*
10.6	Agreement of Shunde Yi Wan Communication Equipment Plant Co., Ltd.*
10.7	Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Ltd., Co. on the Transfer of Equity Shares**
10.8	Agreement of Jiaozuo Yi Wan Hotel Co., Ltd. on the Transfer of Equity Shares**
10.9	Transfer of Stock Rights and Property Rights Agreement of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.***
10.10	Qinyang Yi Wan Hotel Co., Ltd. Joint Venture Contract***
10.11	Joint Venture Contract with Qinyang Hotel***
10.12	Jiaozuo Foreign Trade and Economy Cooperation Bureau Reply about Building Qinyang Yi Wan Hotel Co., Ltd.***
10.13	Agreement with Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***
10.14	Reply To The Transfer Of The Transfer Of The Stock Rights Of Jiaozuo Yi Wan Maple Leaf High Technology Agricultural Development Co., Ltd.***
10.15	Consulting Agreement, dated as of April 15, 2004, between Yi Wan Group, Inc. and Stanley Wunderlich, an individual*****
10.16	Consulting Agreement, dated as of June 15, 2004, between Yi Wan Group, Inc. and Yale Yu, and individual*****
10.17	Equity Trust Agreement, dated July 30, 2004, Cheng Wan Qing, Cheng Wan Ming and Yi Wan Group, Inc.******
10.18	Equity Trust Agreement, dated May 30, 2005, Minhong Cen, Chen Hong, Cheng Wan Ming and Yi Wan Group, Inc.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Application for the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.****
99.2	Reply to the Transfer of the Transfer of the Stock Rights of Jiaozuo Yi Wan Maple Leaf High Technology Agriculture Development Co., Ltd.****
_________
*	Denotes previously filed exhibit, filed with Form 10-12G/A on 11/07/01, SEC File No. 000-33119, hereby incorporated by reference.
**	Denotes previously filed exhibit, filed with Form 10-12G/A on 5/21/02, SEC File No. 000-33119, hereby incorporated by reference.
***	Denotes previously filed exhibit, filed with Form 10-K on 4/16/03, SEC File No. 000-33119, hereby incorporated by reference.
****	Denotes previously filed exhibit, filed with Form 10-K on 3/30/04, SEC File No. 000-33119, hereby incorporated by reference
*****	Denotes previously filed exhibit, filed with Form S-8 on 6/30/04, SEC File No. 000-33119, hereby incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YI WAN GROUP, INC. (Registrant)

Date: August 22, 2005	By:	/s/ Cheng Wan Ming
Name: Cheng Wan Ming
Title: President and Chief Executive Officer

Date: August 22, 2005	By:	/s/ Wu Zeming
Name: Wu Zeming
Title: Chief Financial Officer and Chief Accounting Officer